Form 10-Q
period 2004-11-27
AAC Group Holding Corp.
filed 2005-01-11
CIK 1311835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 27, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-121479
COMMISSION FILE NUMBER 333-84294

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE DELAWARE (State or other jurisdiction of incorporation or organization)	20-1854833 13-4126506 (I.R.S. Employer Identification Number)

7211 CIRCLE S ROAD
AUSTIN, TEXAS 78745
(Address of principal executive offices) (Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE (512) 444-0571

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑.

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 27, 2004
INDEX

		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements and Notes
	Condensed Consolidated Balance Sheets— As of November 27, 2004 (Successor) (unaudited) and August 28, 2004 (Successor) (unaudited)	3
	Condensed Consolidated Statements of Operations— For the Three Months Ended November 27, 2004 (Successor) (unaudited) and the Three Months Ended November 29, 2003 (Predecessor) (unaudited)	4
	Condensed Consolidated Statements of Cash Flows— For the Three Months Ended November 27, 2004 (Successor) (unaudited) and the Three Months Ended November 29, 2003 (Predecessor) (unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity— For the Three Months Ended November 27, 2004 (Successor) (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7-18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 6.	Exhibits and Reports on Form 8-K	27
SIGNATURES		29
CEO Certification Pursuant to Section 302
CFO Certification Pursuant to Section 302
CEO Certification Pursuant to Section 906
CFO Certification Pursuant to Section 906

Explanatory Note

This Form 10-Q is a combined quarterly report being filed separately by two registrants: AAC Group Holding Corp. and American Achievement Corporation. Unless the context indicates otherwise, any reference in this report to “Group Holdings” refers to AAC Group Holding Corp. and any reference to “AAC” refers to American Achievement Corporation, the wholly-owned operating subsidiary of Group Holdings. The “Company”, “we”, “us”, and “our” refer to AAC Group Holding Corp., together with American Achievement Corporation and its consolidated subsidiaries. Each Registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	AAC Group Holding Corp.	American Achievement Corporation
		(Successor)	(Successor)
	November 27,	November 27,	August 28,
	2004	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$5,146	$4,916	$3,038
Accounts receivable, net	42,098	42,098	43,321
Inventories, net	25,512	25,512	23,023
Prepaid expenses and other current assets, net	34,311	34,311	36,395

Total current assets	107,067	106,837	105,777
Property, plant and equipment, net	77,891	77,891	76,565
Goodwill and other intangible assets, net	345,892	342,424	345,553
Other assets	4,701	4,701	3,091

Total assets	$535,551	$531,853	$530,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$5,146	$5,146	$5,733
Accounts payable	12,006	12,006	9,842
Customer deposits	24,889	24,889	17,807
Accrued expenses	24,338	24,338	30,314
Deferred revenue	7,526	7,526	5,503
Accrued interest	3,890	3,890	7,334
Current portion of long-term debt	1,550	1,550	1,550

Total current liabilities	79,345	79,345	78,083
Long-term debt, net of current portion	403,773	314,123	309,108
Deferred income taxes	23,605	23,963	25,844
Other long-term liabilities	9,122	9,122	9,439

Total liabilities	515,845	426,553	422,474
Commitments and contingencies
Stockholders’ equity:
Common stock	5	10	10
Additional paid-in capital	16,491	102,036	102,036
Accumulated earnings	3,210	3,254	6,466

Total stockholders’ equity	19,706	105,300	108,512

Total liabilities and stockholders’ equity	$535,551	$531,853	$530,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

	AAC Group Holding Corp.	American Achievement Corporation
		(Successor)	(Predecessor)
	For the three months ended	For the three months ended
	November 27,	November 27,	November 29,
	2004	2004	2003
Net sales	$63,282	$63,282	$67,928
Cost of sales	27,316	27,316	30,044

Gross profit	35,966	35,966	37,884
Selling, general and administrative expenses	35,603	35,603	32,460

Operating income	363	363	5,424
Interest expense	6,118	5,716	6,981

Loss before income taxes	(5,755)	(5,353)	(1,557)
Benefit for income taxes	(2,499)	(2,141)	—

Net loss	(3,256)	(3,212)	(1,557)

Preferred dividends	—	—	(300)

Net loss applicable to common stockholders	$(3,256)	$(3,212)	$(1,857)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	AAC Group Holding Corp.	American Achievement Corporation
		(Successor)	(Predecessor)
	For the three months ended	For the three months ended
	November 27,	November 27,	November 29,
	2004	2004	2003
Cash flows from operating activities:
Net loss	$(3,256)	$(3,212)	$(1,557)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,316	6,316	3,798
Amortization of debt discount and deferred financing fees	779	377	515
Provision for doubtful accounts	(97)	(97)	374
Changes in assets and liabilities:
Accounts receivable	1,320	1,320	(487)
Inventories, net	(2,489)	(2,489)	(309)
Prepaid expenses and other current assets, net	2,084	2,084	1,818
Other assets	(5,311)	(1,822)	(965)
Customer deposits	7,082	7,082	6,592
Deferred revenue	2,023	2,023	2,591
Accounts payable, accrued expenses, and other long-term liabilities	(9,812)	(9,454)	7,143

Net cash provided by (used in) operating activities	(1,361)	2,128	19,513

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,676)	(4,676)	(6,593)

Net cash used in investing activities	(4,676)	(4,676)	(6,593)

Cash flows from financing activities:
Payments on revolver, net	—	—	(9,500)
Proceeds from credit facility revolver	5,400	5,400	—
Payments on term loan	(387)	(387)	—
Proceeds from 10 1/4% notes	89,269	—	—
Distribution to shareholders	(85,550)	—	—
Change in bank overdraft	(587)	(587)	(1,921)

Net cash provided by (used in) financing activities	8,145	4,426	(11,421)

Net increase in cash and cash equivalents	2,108	1,878	1,499
Cash and cash equivalents, beginning of period	3,038	3,038	1,735

Cash and cash equivalents, end of period	$5,146	$4,916	$3,234

Supplemental disclosure
Cash paid during the period for:
Interest	$8,771	$8,771	$357

Income taxes	$28	$28	$124

Supplemental Disclosure of noncash financing activities
Accrued preferred stock dividends	$—	$—	$300

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

			Additional
AAC Group Holding	Common Stock		Paid-in	Accumulated
Corp.	Shares	Amount	Capital	earnings	Total
Balance, August 28, 2004 $.01 par value, 1,250,000 shares authorized	1,015,426	$10	$102,036	$6,466	$108,512
Distribution to shareholders	(509,966)	(5)	(85,545)	—	(85,550)
Net loss	—	—	—	(3,256)	(3,256)

Balance, November 27, 2004	505,460	$5	$16,491	$3,210	$19,706

American			Additional
Achievement	Common Stock		Paid-in	Accumulated
Corporation	Shares	Amount	Capital	earnings	Total
Balance, August 28, 2004 (Successor) $.01 par value, 1,250,000 shares authorized	1,015,426	$10	$102,036	$6,466	$108,512
Net loss	—	—	—	(3,212)	(3,212)

Balance, November 27, 2004 (Successor)	1,015,426	$10	$102,036	$3,254	$105,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

1. Summary of Significant Accounting Policies

Consolidation

     The unaudited condensed consolidated financial statements of AAC Group Holding Corp. (“Group Holdings”) include the accounts of its wholly-owned subsidiary, American Achievement Corporation (“AAC,” a separate public reporting company, together with Group Holdings, the “Company”). In November of 2004, the shareholders of AAC Holding Corp. participated in an exchange, pursuant to which they exchanged their shares of common stock in AAC Holding Corp. for a like amount of shares in Group Holdings. Following the exchange, AAC Holding Corp. became a wholly-owned subsidiary of Group Holdings.

     In November 2004, Group Holdings issued $131.5 million aggregate principal amount at maturity of 10 1/4% senior discount notes due 2012, generating net proceeds of $89.3 million. Group Holdings is the sole obligor of these notes. The net proceeds of this offering were used to repurchase shares of Group Holdings’ common stock from its shareholders. Other than this debt obligation, related deferred issuance costs and associated accrued liabilities, and related interest expense, net of taxes, all other assets, liabilities, income expenses and cash flows presented for all periods represent those of Group Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Group Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is AAC. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended November 27, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2005. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended August 28, 2004 included in AAC’s Report on Form 10-K (File No. 333-84294) filed on November 5, 2004 and the consolidated financial statements for the year ended August 28, 2004 included in Group Holdings’ Registration Statement on Form S-4 (File No. 333-121479) filed on December 21, 2004.

     Unless separately stated, the notes herein relate to both Group Holdings and AAC.

     Effective January 30, 2004, AAC acquired the assets of C-B Graduation Announcements, LLC, a producer of personalized graduation announcements and related accessories (the “C-B Announcements Acquisition”). The maximum purchase price payable in connection with this acquisition is approximately $5.9 million in cash, of which approximately $5.0 million was paid at closing (including $1.0 million placed in escrow), with the escrowed amount and balance of the purchase price to be paid pending a post-closing purchase price adjustment. The C-B Announcements Acquisition was accounted for using the purchase method of accounting.

Stock-Based Compensation

     AAC accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123.” AAC accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148.

     Had compensation expense for the employee stock plans been determined based on the fair value at the grant date for options granted consistent with the provisions of SFAS 123, as amended by SFAS 148, AAC’s pro forma net loss would not have been materially impacted. No options were granted during the three months ended November 27, 2004 or the three months ended November 29, 2003.

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

2. Merger

     On March 25, 2004, AAC Acquisition Corp., a wholly-owned subsidiary of AAC Holding Corp., merged with and into AAC, with AAC continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp (the “Merger”).

     The Merger was financed by a cash equity investment in AAC Holding Corp. by an investor group led by Fenway Partners of $102.0 million, the borrowing by AAC of $155.0 million under a seven-year term loan and $2.0 million under a six-year revolving loan, each under AAC’s senior secured credit facility and the issuance by AAC of $150.0 million aggregate principal amount of 8.25% senior subordinated notes due 2012 (the “8 1/2% Notes”) . Proceeds of these financing arrangements were used to redeem the outstanding Series A Preferred Stock of AAC, refinance AAC’s existing indebtedness, including the redemption of $41.4 million of AAC’s then outstanding 11 5/8% senior notes due 2007 (the “11 5/8% Notes”) and completion of a debt tender offer to acquire all of AAC’s existing 11% senior unsecured notes due 2007 (the “11% Notes”), and pay transaction costs and expenses. Pursuant to the debt tender offer, AAC retired $170.9 million of the 11% Notes for an aggregate of $193.8 million and eliminated substantially all of the restrictive covenants associated with such notes. In addition, as part of the Merger, AAC terminated its former senior secured credit facility and terminated its management contract with its previous owners. AAC also entered into an amendment of its existing gold consignment agreement and entered into a new management agreement with an affiliate of Fenway Partners.

     Beginning on March 26, 2004, AAC accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” which results in a new valuation for the assets and liabilities of AAC based upon the fair values as of the date of the Merger. As required under SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” AAC has reflected all applicable purchase accounting adjustments in the consolidated financial statements covering periods subsequent to the Merger. As required, AAC has established a new basis for assets and liabilities based on the amount paid for ownership at March 25, 2004. Accordingly, the purchase price of $419.2 million was allocated to the assets and liabilities based on their relative fair values.

     The purchase price was as follows:

Purchase price		$419,200
Assets acquired	422,456
Liabilities assumed	(125,731)

Net assets acquired		296,725

Excess purchase price over net assets acquired		$122,475

     AAC has preliminarily allocated the purchase price in the Merger as follows:

Current assets	$123,407
Property, plant and equipment	78,301
Goodwill	181,361
Intangible assets	157,928
Other assets	15,390
Current liabilities	(116,102)
Long-term debt	7,075
Deferred income taxes	(12,043)
Other long-term liabilities	(16,117)

Total purchase price	$419,200

     As a result of the Merger, AAC has reflected pre-Merger periods from August 31, 2003 to November 29, 2003 (“Predecessor”) and a post-Merger period from August 29, 2004 to November 27, 2004 (“Successor”) in its condensed consolidated financial statements for fiscal 2005.

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

     During the period from August 29, 2004 to November 27, 2004, AAC recognized in its consolidated statements of operations approximately $2.4 million of additional amortization expense of intangible assets as selling, general and administrative expenses, all as compared to its historical basis of accounting prior to the Merger.

3. Goodwill and Other Intangible Assets

Goodwill

     For Group Holdings, the net carrying amount of goodwill was $182,292 as of November 27, 2004.

     For AAC, the net carrying amount of goodwill was $182,292 and $182,080 as of November 27, 2004 and August 28, 2004, respectively. The net carrying amount of goodwill was $162,059 as of November 29, 2003 and August 30, 2003.

Other Intangible Assets

     For Group Holdings, other intangible assets consisted of the following:

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
At November 27, 2004
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	14,601	(1,019)	13,582
Patents	14 to 17 years	7,317	(296)	7,021
Customer lists and distribution contracts	3 to 12 years	100,516	(7,614)	92,902

		$172,529	$(8,929)	$163,600

     For Group Holdings, total amortization on other intangible assets was $3,362 for the three months ended November 27, 2004 of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal years ended 2005 through 2009 is approximately $13.8 million each year.

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

     For AAC, other intangible assets consisted of the following:

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
At November 27, 2004 (Successor)
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	11,112	(998)	10,114
Patents	14 to 17 years	7,317	(296)	7,021
Customer lists and distribution contracts	3 to 12 years	100,516	(7,614)	92,902

		$169,040	$(8,908)	$160,132

At August 28, 2004 (Successor)
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	11,112	(624)	10,488
Patents	14 to 17 years	7,317	(185)	7,132
Customer lists and distribution contracts	3 to 12 years	100,516	(4,758)	95,758

		$169,040	$(5,567)	$163,473

     For AAC, total amortization on other intangible assets was $3,341 and $1,020 for the three months ended November 27, 2004 and November 29, 2003, respectively, of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal years ended 2005 through 2009 is approximately $13.4 million each year.

4. Comprehensive Loss

     Unrecognized losses on accrued minimum pension liabilities are included in other comprehensive loss. The following amounts were included in determining comprehensive loss:

	AAC Group Holding Corp.	American Achievement Corporation
		(Successor)	(Predecessor)
	For the three months ended	For the three months ended
	November 27, 2004	November 27, 2004	November 29, 2003
Net loss	$(3,256)	$(3,212)	$(1,557)
Adjustment in minimum pension liability	—	—	17

Total comprehensive loss	$(3,256)	$(3,212)	$(1,540)

5. Inventories, Net

     A summary of inventories, net is as follows:

	AAC Group Holding Corp.	American Achievement Corporation
		(Successor)	(Successor)
	November 27, 2004	November 27, 2004	August 28, 2004

Raw materials	$9,571	$9,571	$8,853
Work in process	7,614	7,614	7,380
Finished goods	8,815	8,815	6,978
Less—Reserves	(488)	(488)	(188)

	$25,512	$25,512	$23,023

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

     For Group Holdings, cost of sales includes depreciation and amortization of $2,384 for the three months ended November 27, 2004.

     For AAC, cost of sales includes depreciation and amortization of $2,384 and $2,163 for the three months ended November 27, 2004 and November 29, 2003, respectively.

6. Prepaid Expenses and Other Current Assets, Net

     For Group Holdings, prepaid expenses and other current assets, net on the balance sheet, include reserves on sales representative advances of $2,374 at November 27, 2004.

     For AAC, prepaid expenses and other current assets, net on the balance sheet, include reserves on sales representative advances of $2,374 and $2,383 at November 27, 2004 and August 28, 2004, respectively.

7. Long-term Debt

     Long-term debt consists of the following:

	AAC Group Holding Corp.	American Achievement Corporation
		(Successor)	(Successor)
			August 28,
	November 27, 2004	November 27, 2004	2004
10 1/4% Senior discount notes due 2012 (net of unamortized discount of $41,850)	$89,650	$—	$—
8 1/4% Senior subordinated notes due 2012	150,000	150,000	150,000
11 5/8% Senior unsecured notes due 2007 (net of unamortized discount of $33 and $1,145)	6,048	6,048	6,045
Senior secured credit facility
Revolving credit facility due 2010	5,400	5,400	—
Term loan due 2011	154,225	154,225	154,613

Total	405,323	315,673	310,658
Less current portion of long-term debt	(1,550)	(1,550)	(1,550)

Total long-term debt	$403,773	$314,123	$309,108

10 1/4% Senior Discount Notes

     On November 16, 2004 Group Holdings issued $131.5 million aggregate principal amount at maturity ($89.3 million gross proceeds) of 10 1/4% Senior Discount Notes due 2012 (the “10 1/4% Notes”). The net proceeds of this offering were used to repurchase shares of Group Holdings’ common stock from its shareholders. Group Holdings was formed on November 8, 2004 and has no operations. Interest will accrue on the 10 1/4% Notes in the form of an increase in the accreted value of the note prior to October 1, 2008. Thereafter, cash interest on the 10 1/4% Notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009 at a rate of 10 1/4% per annum. Group Holdings has no independent operating assets or liabilities other than its investment in AAC.

     At any time on or after October 1, 2008, Group Holdings may redeem the 10 1/4% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium, declining ratably to par, plus accrued and unpaid interest. At any time on or prior to October 1, 2007, Group Holdings’ may redeem up to 35% of the aggregate accreted value of the 10 1/4% Notes with the proceeds of qualified equity offerings at a redemption price equal to 110.25% of the accreted value.

     If Group Holdings experiences a change in control prior to October 1, 2008, it may redeem all, but not less than all, of the 10 1/4% Notes at a purchase price equal to 101% of the accreted value plus a make-whole premium as defined.

     If Group Holdings experiences a change in control, it may be required to offer to purchase the notes at a purchase price equal to 101% of the accreted value, plus accrued interest.

     Additionally, the terms of the 10 1/4% Notes limit Group Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of November 27, 2004, Group Holdings was in compliance with all such provisions.

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

8 1/4% Senior Subordinated Notes

     On March 25, 2004, AAC issued $150.0 million of 8 1/4% senior subordinated notes (the “8 1/4% Notes”) due in 2012. The 8 1/4% Notes bear interest at a stated rate of 8 1/4%. The 8 1/4% Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all of AAC’s existing and future senior indebtedness, including obligations under AAC’s senior secured credit facility, pari passu in right of payment with any of AAC’s future senior subordinated indebtedness and senior in right of payment to any of AAC’s future subordinated indebtedness. The 8 1/4% Notes are guaranteed by certain of AAC’s existing domestic subsidiaries, and will be guaranteed by certain of AAC’s future domestic subsidiaries. The guarantees are subordinated in right of payment to all existing and future senior indebtedness of the applicable guarantor, pari passu in right of payment with any future senior subordinated debt of such guarantor and senior in right of payment to any future subordinated indebtedness of such guarantor.

     AAC may not redeem the 8 1/4% Notes until on or after April 1, 2008, except that AAC, in connection with certain equity offerings, may redeem up to 35 percent of the 8 1/4% Notes before the third anniversary of the issue date of the 8 1/4% Notes as long as (a) AAC pays a specified percentage of the principal amount of the 8 1/4% Notes, plus interest, (b) AAC redeems the 8 1/4% Notes within 90 days of completing a public equity offering and (c) at least 65 percent of the aggregate principal amount of the 8 1/4% Notes originally issued remains outstanding afterward.

     If a change in control as defined in the indenture relating to the 8 1/4% Notes occurs, AAC must give the holders of the 8 1/4% Notes the opportunity to sell their 8 1/4% Notes to AAC at 101 percent of the principal amount of the 8 1/4% Notes, plus accrued interest.

     The 8 1/4% Notes contain customary negative covenants and restrictions on actions by AAC and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions included in the indenture governing the 8 1/4% Notes . In addition, the 8 1/4% Notes contain covenants, which restrict the declaration or payment of dividends by AAC and/or its subsidiaries (as defined in the indenture governing the 8 1/4% Notes). AAC was in compliance with the 8 1/4% Notes’ covenants as of November 27, 2004.

11 5/8% Senior Unsecured Notes

     On February 20, 2002, AAC issued $177.0 million of 11 5/8% senior unsecured notes (the “11 5/8% Notes”) due in 2007. The 11 5/8% Notes bear interest at a stated rate of 11 5/8%. The 11 5/8% Notes were issued at a discount of 0.872% resulting in net proceeds of approximately $175.5 million before considering financing costs. The effective rate of the 11 5/8% Notes after discount is approximately 13.0%. The 11 5/8% Notes rank pari passu with AAC’s existing and future senior indebtedness, including obligations under AAC’s senior secured credit facility. The 11 5/8% Notes are guaranteed by AAC’s domestic subsidiaries, and the guarantees rank pari passu with the existing 8 1/4% Notes and future senior debt of AAC and its subsidiaries. The 11 5/8% Notes and the guarantees on the 11 5/8% Notes are effectively subordinated to any of AAC’s secured debt.

     On March 25, 2004, as discussed in Note 2, pursuant to the debt tender offer for the 11 5/8% Notes, AAC retired $170.9 million of outstanding 11 5/8% Notes for an aggregate $193.8 million and eliminated substantially all of the restrictive covenants associated with such notes. The remaining $6.0 million of 11 5/8% Notes outstanding will be redeemable by AAC on or after January 1, 2005 at its option at 105.813% of the principal amount thereof (plus accrued and unpaid interest). AAC was in compliance with the remaining covenants in the 11 5/8% Notes as of November 27, 2004.

11% Senior Subordinated Notes

     Commemorative Brands, Inc.’s (“CBI”) 11% senior subordinated notes (the “11% Notes”) mature on January 15, 2007. The 11% Notes are redeemable at the option of CBI in whole or in part, at any time on or after January 15, 2002, at specified redemption prices ranging from 105.5 percent of the principal amount thereof if redeemed during 2002 and declining to 100 percent of the principal amount thereof if redeemed during the year 2005 or thereafter, plus accrued and unpaid interest and Liquidated Damages as defined in the indenture relating to the 11% Notes, as amended (the “CBI Indenture”), if any, thereon to the date of redemption.

     On March 25, 2004, as discussed in Note 2, AAC redeemed all of the outstanding 11% Notes for an aggregate of $42.1 million.

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

Senior Secured Credit Facility

     In conjunction with the consummation of the Merger, on March 25, 2004, AAC entered into a $195.0 million senior credit facility (the “Senior Credit Facility”) which includes a $155.0 million term loan and up to $40.0 million available under a revolving credit facility. The Senior Credit Facility is secured by a first priority security interest in all existing and after-acquired assets of AAC, and certain of AAC’s direct and indirect domestic subsidiaries’ existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law). All of AAC’s obligations under the Senior Credit Facility are fully and unconditionally guaranteed by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries.

     The term loan of the Senior Credit Facility is due in March 2011. Quarterly payments of $388 are made through 2011. The term loan has an interest rate based on the prime rate, plus points based on a calculated leverage ratio.

     The revolving credit facility matures in March 2010. Availability under the revolving credit facility is restricted to a total revolving commitment of $40 million as defined in the credit agreement governing the Senior Credit Facility. Availability under the revolving credit facility as of November 27, 2004 was approximately $32.2 million with $5.4 million borrowings and $2.4 million in letters of credit outstanding.

     Advances under the revolving credit facility may be made as base rate loans or LIBOR loans at AAC’s election (except for the initial loans which were base rate loans). Interest rates payable upon advances are based upon the base rate or LIBOR depending on the type of loan AAC chooses, plus an applicable margin based upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement governing the Senior Credit Facility).

Former Senior Secured Credit Facility

     In conjunction with the issuance of the 11 5/8% Notes, on February 20, 2002, AAC entered into a $40 million senior revolving credit facility (the “Former Credit Facility”) with various financial institutions, with all of AAC’s current domestic subsidiaries as guarantors. Loans made pursuant to the Former Credit Facility were secured by a first priority security interest in substantially all of AAC’s and AAC’s domestic subsidiaries’ assets and in all of AAC’s domestic subsidiaries’ capital stock.

     On March 25, 2004, as discussed in Note 2, AAC terminated the Former Credit Facility.

     Group Holdings’ weighted average interest rate on debt outstanding as of November 27, 2004 was 7.2%.

     AAC’s weighted average interest rate on debt outstanding as of November 27, 2004 and August 28, 2004 was 6.3% and 6.1%, respectively.

     AAC’s management believes the carrying amount of long-term debt approximates fair value as of November 27, 2004 and August 28, 2004, based upon current rates offered for debt with the same or similar debt terms.

  8. Commitments and Contingencies

Pending Litigation

     On February 11, 2004, Frederick Goldman, Inc. (the “Licensee”) filed an arbitration claim against AAC’s subsidiary, CBI, alleging, among other things, that CBI had improperly attempted to convert an exclusive license CBI granted to the Licensee to a non-exclusive license. In addition, on February 10, 2004, the Licensee commenced a lawsuit in federal district court in New York against CBI alleging that CBI breached the license agreement by granting third parties rights in violation of the Licensee’s exclusive rights under the license agreement. The district court claim seeks injunctive and monetary relief. No discovery has been conducted to date, therefore, at this time, it is not possible to predict with certainty the outcome of these unresolved legal matters or the range of possible loss or recovery. However, AAC intends to defend itself vigorously in these proceedings.

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

     On August 2, 2004, AAC’s subsidiary Taylor Publishing filed a motion in United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, Case No. 03-75562-SCS to recover certain data and documents pursuant to a teleservices contract between Taylor Publishing and Abacus Communications, LC (“Abacus”), the chapter 11 debtor. Subsequent to court approval of Abacus turning over the documents and data requested, Abacus filed a counterclaim against Taylor Publishing for approximately $840,000 plus interest for unpaid billings that it claims are owed under the teleservices contract with Taylor Publishing. Taylor Publishing denies that it is liable to pay such amount and has asserted that such amounts are in excess of the amounts owed by Taylor Publishing. In the action, Taylor Publishing has also filed a claim against Abacus for damages as a result of Abacus’ refusal to release the data and information. The action is in the discovery stage and AAC is unable to make a determination of the outcome at this time or the range of possible loss or recovery. AAC intends to defend itself vigorously in these proceedings.

     The Company is not a party to any other pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on legal proceedings, in the aggregate, would not have a materially adverse impact on the Company’s results of operations or financial position.

Gold Consignment Agreement

     Under AAC’s gold consignment financing arrangement, AAC has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at AAC’s facilities and other approved locations, as specified by the agreement. AAC expensed consignment fees of $87 for the three months ended November 27, 2004 and $67 for the three months ended November 29, 2003. Under the terms of the consignment arrangement, AAC does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from AAC in payment for the gold purchased. Accordingly, AAC does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of November 27, 2004 and August 28, 2004, AAC held approximately 22,540 ounces and 19,460 ounces, respectively, of gold valued at $10.2 million and $7.9 million, respectively, on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 day written notice.

  9. Income Taxes

     AAC has recognized a net deferred tax liability. AAC has an effective rate of 40% for the three months ended November 27, 2004 to represent estimated federal and state income taxes. Group Holdings has an effective rate of 43% for the three months ended November 27, 2004 to represent estimated federal and state income taxes and the non-deductibility of a portion of its interest on high-yield debt.

10. Stockholders’ Equity

     Pursuant to an employment agreement entered into between AAC and its chief executive officer in July 1999, as amended on February 1, 2002, if AAC achieved certain EBITDA targets as defined by the agreement at any point from 2002 through 2004, the chief executive was entitled to receive up to a total of $1 million in face value of the AAC’s Series A Preferred Stock. In addition, the plan provided for the immediate issuance of an option to purchase 12,500 shares of the AAC’s common stock, and pursuant to this plan, an option to purchase 12,500 shares was granted in fiscal 2002. The executive was also entitled to receive discretionary bonuses as directed by the Board of Directors up to $300 annually, of which $75 was accrued as of November 27, 2004.

     On March 25, 2004, as part of the Merger discussed in Note 2, AAC’s parent company issued substantially all of its outstanding equity interests to an investor group led by Fenway Partners for $102.0 million. All previously issued shares of preferred stock or common stock of AAC, and all warrants, options and other rights to acquire preferred stock or common stock of AAC (including the right and option in the employment agreement described above) were redeemed, cancelled or exchanged as part of the Merger discussed in Note 2.

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

   11. Postretirement Pension and Medical Benefits

     CBI provides certain healthcare and life insurance benefits for former employees of the L.G. Balfour Company who retired prior to December 31, 1990. Certain hourly employees of Taylor are covered by a defined benefit pension plan (“TPC Plan”) established by Taylor. The benefits under the CBI and TPC Plans are based primarily on the employees’ years of service and compensation near retirement. The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.

     The net periodic postretirement benefit cost, include the following components:

	For the three months		For the three months ended
	ended November 27, 2004		November 29, 2003
		CBI		CBI
	Taylor	post-	Taylor	post-
	pension	retirement	pension	retirement
Service costs, benefits attributed to Service during the period	$19	$—	$28	$—
Interest cost	209	37	269	74
Expected return on assets	(208)	—	(270)	—
Amortization of unrecognized net loss (gain)	—	(74)	69	39
Amortization of unrecognized net prior service costs	—	—	—	73

Net periodic postretirement benefit cost (income)	$20	$(37)	$96	$186

     In May 2004, FASB issued FASB Staff Position (“FSP”) 106-2 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Subsidy Act”). The Medicare Subsidy Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Medicare Subsidy Act as an actuarial gain, to the extent the related post-retirement medical plan’s total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. The Company has adopted the provisions of this pronouncement and noted a reduction of service costs of $93 as a component of net postretirement health care costs attributable to current services.

  12. Related-Party Transactions

     On March 25, 2004 upon consummation of the Merger, AAC entered into a new management agreement with an affiliate of Fenway Partners pursuant to which AAC, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts paid under the new management agreement totaled $765 for the three months ended November 27, 2004. As of November 27, 2004 and August 28, 2004, AAC had accrued management fees of approximately $515 and $500, respectively.

     In 2001, AAC entered into a management agreement with a prior stockholder. This agreement was terminated on March 25, 2004. Amounts paid under this management agreement totaled $750 for the three months ended November 29, 2003.

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

  13. Business Segments

     The Company operates in two reportable business segments: scholastic products and recognition and affinity products. The principal products sold in the scholastic segment are class rings, yearbooks and graduation products, which include fine paper products and graduation accessories. The scholastic segment primarily serves the high school and college markets. The recognition and affinity segment includes publications that recognize the academic achievement of top students at the high school and college levels, jewelry commemorating family events, fan affinity jewelry and related products, and professional sports championship rings. The recognition and affinity segment primarily serves the high school, college and professional markets.

	AAC Group Holding Corp.
Three Months Ended
November 27, 2004
		Recognition
	Scholastic	and Affinity	Total
Net sales	$50,760	$12,522	$63,282
Interest expense, net	5,506	612	6,118
Depreciation and amortization	5,239	1,077	6,316
Segment operating income (loss)	(2,003)	2,366	363
Capital expenditures	4,162	514	4,676
Trademarks	30,695	19,400	50,095
Goodwill	164,063	18,229	182,292
Other intangible assets, net	98,075	15,430	113,505
Segment assets	452,405	83,146	535,551

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

	American Achievement Corporation
	(Successor)
Three Months
Ended November 27, 2004
		Recognition
	Scholastic	and Affinity	Total
Net sales	$50,760	$12,522	$63,282
Interest expense, net	5,144	572	5,716
Depreciation and amortization	5,239	1,077	6,316
Segment operating income (loss)	(2,003)	2,366	363
Capital expenditures	4,162	514	4,676
Trademarks	30,695	19,400	50,095
Goodwill	164,063	18,229	182,292
Other intangible assets, net	94,954	15,083	110,037
Segment assets	449,077	82,776	531,853

	American Achievement Corporation
	(Predecessor)
Three Months Ended
November 29, 2003
Net sales	$53,580	$14,348	$67,928
Interest expense, net	6,283	698	6,981
Depreciation and amortization	3,272	526	3,798
Segment operating income	808	4,616	5,424
Capital expenditures	5,927	666	6,593
Trademarks	24,708	17,147	41,855
Goodwill	115,074	46,985	162,059
Other intangible assets, net	15,610	1,907	17,517
Segment assets	311,050	87,868	398,918

     The Company’s reportable segments are strategic business units that offer products to different consumer segments. Each segment is managed separately because each business requires different marketing strategies. The Company evaluates the performance of each segment based on the profit or loss from operations before income taxes, excluding nonrecurring gains or losses.

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

14. Recent Accounting Pronouncements

     In May 2003, SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS 150 beginning in September 2003. The adoption of this standard did not have a significant impact on its financial statements.

     In May 2004, FASB issued FASB Staff Position (“FSP”) 106-2 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Subsidy Act”). The Medicare Subsidy Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Medicare Subsidy Act as an actuarial gain, to the extent the related post-retirement medical plan’s total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. The Company has adopted the provisions of this pronouncement and noted a reduction of service costs of $93 as a component of net postretirement health care costs attributable to current services.

     In November 2004, FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“FAS 151”). FAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. FAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this standard beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its financial statements as such costs have historically been expensed as incurred.

     In December 2004, the Financial Account Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for the Company beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on the Company’s financial statements.

     In December 2004, FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). FAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. FAS 123R is applicable for all interim and fiscal periods beginning after June 15, 2005. This statement is effective for the Company beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.”

Overview

     We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, achievement publications and recognition and affinity jewelry in the United States. Our two principal business segments are scholastic products and recognition and affinity products. The scholastic products division, which serves the high school, college and, to a lesser extent, elementary and junior high school markets, accounted for approximately 80% of our net sales for the three months and ended November 27, 2004. Our scholastic product segment produces, markets, and sells class rings, yearbooks and graduation products, the last of which includes fine paper products and graduation accessories. The recognition and affinity products segment accounted for approximately 20% of our net sales for the three months and ended November 27, 2004. This segment produces, markets, and sells publications that recognize the academic achievement of top students at the high school and college levels, as well as the nation’s most inspiring teachers, jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products and professional sports championship rings such as World Series rings.

Company Background

     AAC Group Holding Corp. (“Group Holdings”) was formed in November of 2004. Group Holdings’ only assets are 100% of the shares of common stock of AAC Holding Corp. (“Holdings”), which is the holder of 100% of the shares of common stock of American Achievement Corporation (“AAC,” a separate public reporting company, together with Group Holdings, the “Company”). Group Holdings conducts all of its business through AAC and its subsidiaries. In November of 2004, the shareholders of Holdings participated in an exchange, pursuant to which they exchanged their shares of common stock in Holdings. for a like amount of shares in Group Holdings. In November 2004, Group Holdings issued $131.5 million of 10 1/4% senior discount notes generating net proceeds of $89.3 million (the “10 1/4% Notes”) . Group Holdings is the sole obligor of these notes. The net proceeds of this offering were used to repurchase shares of Group Holdings common stock from its stockholders.

     On December 24, 2003, AAC entered into a merger agreement with AAC Acquisition Corp. (“Acquisition”) and Holdings, each Delaware corporations formed by Fenway Partners Capital Fund II, L.P. (“Fenway Partners”) for the sole purpose of effecting a merger. On March 25, 2004, as contemplated by the merger agreement, Acquisition was merged with and into AAC, with AAC continuing as the surviving corporation and a wholly-owned subsidiary of Holdings (the “Merger”). Upon consummation of the Merger, substantially all of the equity interests in Holdings were indirectly held by an investor group led by Fenway Partners.

     The Merger was financed by a cash equity investment in AAC Holding Corp. by an investor group led by Fenway Partners of $102.0 million, the borrowing by AAC of $155.0 million under a seven-year term loan and $2.0 million under a six-year revolving loan, each under AAC’s senior secured credit facility, the issuance by AAC of $150.0 million aggregate principal amount of 8 1/4% senior subordinated notes due 2012 (the “8 1/4% Notes”). Proceeds of these financing arrangements were used to redeem the outstanding Series A Preferred Stock of AAC, refinance AAC’s existing indebtedness, including the redemption of $41.4 million of AAC’s 11% subordinated notes due 2007 and completion of a debt tender offer to acquire all of AAC’s existing 11 5/8% senior unsecured notes due 2007 (the “11 5/8% Notes”), and pay transaction costs and expenses. Pursuant to the debt tender offer, AAC retired $170.9 million of the 11 5/8% Notes for an aggregate price of $193.8 million and eliminated substantially all of the restrictive covenants associated with such notes. In addition, as part of the Merger, AAC terminated its then existing senior secured credit facility and terminated its management contract with its previous owners. AAC also entered into an amendment of its existing gold consignment agreement and entered into a new management agreement with an affiliate of Fenway Partners.

     As a result of the Merger, AAC has reflected pre-Merger periods from August 31, 2003 to November 29, 2003 (“Predecessor”) and a post-Merger period from August 29, 2004 to November 27, 2004 (“Successor”) in its condensed consolidated financial statements. During the three months ended November 27, 2004, AAC recognized in its consolidated statements of operations approximately $2.4 million of additional amortization expense of intangible assets as selling, general and administrative expenses, all as compared to its historical basis of accounting prior to the Merger.

     Our predecessor was formed in March 1996 for the purpose of acquiring substantially all of the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L. G. Balfour Company, Inc. These acquisitions were consummated on December 16, 1996. AAC was formed in June 2000 to serve as a holding company for our predecessor as well as future acquisitions. In June 2000, we acquired Taylor Senior Holding Company, the parent company of Taylor Publishing Company (“Taylor”), whose primary business was designing and printing student yearbooks. In March

2001, we acquired all of the capital stock of Educational Communications, Inc. (“ECI “), which publishes achievement publications. In July 2002, we acquired all the outstanding stock and warrants of Milestone Marketing Incorporated (“Milestone”), a marketer of class rings and other graduation products to the college market.

     Effective January 30, 2004, we acquired the assets of C-B Graduation Announcements, LLC, a producer of personalized graduation announcements and related accessories (the “C-B Announcements Acquisition”). The maximum purchase price payable in connection with this acquisition is approximately $5.9 million in cash, of which approximately $5.0 million was paid at closing (including $1.0 million placed in escrow), with the escrowed amount and balance of the purchase price to be paid pending a post-closing purchase price adjustment. The C-B Announcements Acquisition was accounted for using the purchase method of accounting.

Critical Accounting Policies

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

     Revenue Recognition. We recognize revenue when the earnings process is complete, evidenced by an agreement between the customer and us, delivery and acceptance has occurred, collectibility is reasonably assured and pricing is fixed and determinable. In accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, the recognition of revenue and related gross profit on sales to independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue, are deferred until the independent sales representative delivers the product and title passes to our end customer. Provisions for sales returns and warranty costs are recorded at the time of sale based on historical information and current trends.

     Sales Returns and Allowances. We make estimates of potential future product returns related to current period product revenue. We analyze the previous five years’ average historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences could result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates.

     Allowance for Doubtful Accounts and Reserve on Sales Representative Advances. We make estimates of potentially uncollectible customer accounts receivable and receivables arising from sales representative draws paid in excess of earned commissions. Our reserves are based on an analysis of individual customer and salesperson accounts and historical write-off experience. Our analysis includes the age of the receivable, customer or salesperson creditworthiness and general economic conditions. We believe the results could be materially different if historical trends do not reflect actual results or if economic conditions worsened.

     Goodwill and Other Intangible Assets. We account for our long-lived assets with indefinite lives under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested for impairment upon adoption and on an annual basis thereafter. As of the Merger, a third party valuation was prepared supporting our goodwill and other intangible assets values.

     Long-lived Tangible and Intangible Assets with Definite Lives. We test our long-lived tangible and intangible assets with definite lives for impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review long-lived tangible and intangible assets with definite lives whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination is made. As of the Merger, a third party valuation was prepared supporting our goodwill and other intangible assets values and lives.

Results of Operations

Three Months Ended November 27, 2004 (Successor) Compared to Three Months Ended November 29, 2003 (Predecessor)

     The following table sets forth selected information from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	AAC Group Holding Corp.		American Achievement Corporation
			(Successor)		(Predecessor)
	For the three		For the three		For the three
	months ended		months ended		months ended
	November 27		November 27	% of Net	November 29,	% of Net
	2004	% of Net Sales	2004	Sales	2003	Sales
Net sales	$63,282	100.0%	$63,282	100.0%	$67,928	100.0%
Cost of sales	27,316	43.2%	27,316	43.2%	30,044	44.2%

Gross profit	35,966	56.8%	35,966	56.8%	37,884	55.8%
Selling, general and administrative expenses	35,603	56.3%	35,603	56.3%	32,460	47.8%

Operating income	363	0.5%	363	0.5%	5,424	8.0%
Interest expense, net	6,118	9.6%	5,716	9.0%	6,981	10.3%

Loss before income taxes	(5,755)	(9.1)%	(5,353)	(8.5)%	(1,557)	(2.3)%
Benefit for income taxes	(2,499)	(4.0)%	(2,141)	(3.4)%	—	0.0%

Net loss	$(3,256)	(5.1)%	$(3,212)	(5.1)%	$(1,557)	(2.3)%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $4.6 million, or 6.8%, to $63.3 million for the three months ended November 27, 2004 from $67.9 million for the three months ended November 29, 2003. This decrease in net sales was due primarily to lower sales volumes in college and retail high school ring shipments and achievement publications.

The following details the changes in net sales during such periods by business segment.

Scholastic Products. Net sales decreased $2.8 million to $50.8 million for the three months ended November 27, 2004 from $53.6 million for the three months ended November 29, 2003. The decrease in net sales was mainly the result of timing differences from college ring shipments and a decline in retail high school ring units.

Recognition and Affinity Products. Net sales decreased $1.8 million to $12.5 million for the three months ended November 27, 2004 from $14.3 million for the three months ended November 29, 2003. The decrease was primarily the result of not publishing The National Dean’s List (the “Dean’s List Book”), our publication honoring exceptional college students, in November 2004. In fiscal year 2004, this book was published in both November 2003 and August 2004, while in fiscal year 2005, it will only be published in August 2005.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 56.8% for the three months ended November 27, 2004, a 1.0 percentage point increase from 55.8% for the three months ended November 29, 2003. The increase was a result of continued gross margin improvement in all areas of the business. Overall, gross profit decreased $1.9 million as a result of lower sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.1 million, or 9.5%, to $35.6 million for the three months ended November 27, 2004 from $32.5 million for the three months ended November 29, 2003. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $1.5 million to $25.1 million or 39.7% of net sales, for the three months ended November 27, 2004 from $23.6 million or 34.8% of net sales, for the three months ended November 29, 2003. The increase in selling and marketing expenses was primarily the result of increased marketing expenses related to yearbooks and graduation products.

General and administrative expenses for the three months ended November 27, 2004 were $10.5 million, or 16.6% of net sales, as compared to $8.9 million, or 13.0% of net sales, for the three months ended November 29, 2003. The increase in general and administrative expenses was a result of the impact of purchase accounting increasing amortization expense by $2.4 million.

Operating Income. As a result of the foregoing, operating income was $0.4 million, or 0.5% of net sales, for the three months ended November 27, 2004 as compared with operating income of $5.4 million, or 8.0% of net sales, for the three months ended November 29, 2003. The scholastic products segment reported an operating loss of $2.0 million for the three months ended November 27, 2004 as compared with operating income of $0.8 million for the three months ended November 29, 2003. Approximately $2.0 million of the $2.8 million decline was a result of the impact of purchase accounting increasing amortization expense. The recognition and affinity products segment reported operating income of $2.4 million for the three months ended November 27, 2004 as compared with operating income of $4.6 million for the three months ended November 29, 2003. The decline was due to the timing of the publication of the Dean’s List Book and the increase in amortization expense.

Interest Expense, Net. For Group Holdings, net interest expense was $6.1 million for the three months ended November 27, 2004. The average debt outstanding of Group Holdings for the three months ended November 27, 2004 was $339 million. The weighted average interest rate on debt outstanding of Group Holdings for the three months ended November 27, 2004 was 7.1%.

For AAC, net interest expense was $5.7 million for the three months ended November 27, 2004 and $7.0 million for the three months ended November 29, 2003. The average debt outstanding of AAC for the three months ended November 27, 2004 and the three months ended November 29, 2003 was $327 million and $234 million, respectively. The weighted average interest rate on debt outstanding of AAC for the three months ended November 27, 2004 and the three months ended November 29, 2003 was 6.9% and 11.8%, respectively.

Benefit for Income Taxes. For the three months ended November 27, 2004, Group Holdings recorded an income tax benefit of $2.5 million, which represents an effective tax rate of 43%. Due to the impact of purchase accounting on deferred taxes as a result of the Merger, Group Holdings has recognized a net deferred tax liability. Group Holdings has an effective rate of 43% for the three months ended November 27, 2004 to represent estimated federal and state income taxes and the non-deductibility of a portion of its interest on high-yield debt.

For the three months ended November 27, 2004 and November 30, 2003, AAC recorded an income tax benefit of $2.1 million and a provision of $0, respectively, which represents an effective tax rate of 40% and 0%, respectively. Due to the impact of purchase accounting on deferred taxes as a result of the Merger, AAC has recognized a net deferred tax liability. AAC has an effective rate of 40% for the three months ended November 27, 2004 to represent estimated federal and state income taxes. For the quarter ended November 29, 2003, no net federal income tax benefit is reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards is not considered to be more likely than not. Although state taxes are expected for the year ended 2004, no benefit has been recorded for the quarter ended November 29, 2003 due to the valuation allowance.

Net Loss. As a result of the foregoing, Group Holdings reported a net loss of $3.3 million for the three months ended November 27, 2004.

As a result of the foregoing, AAC reported a net loss of $3.2 million for the three months ended November 27, 2004 as compared to a net loss of $1.6 million for the three months ended November 29, 2003.

Seasonality

Our scholastic product sales tend to be seasonal. Class ring sales are highest during October through December, with most orders made for delivery to students before the winter holiday season. Sales of fine paper products are predominantly made during February through April for graduation in April and June. Yearbook sales are highest during the months of May through June, as yearbooks are typically shipped to schools prior to summer break. Our recognition and affinity product line sales are also seasonal. A majority of achievement publication orders ship in November and August of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day.

As a result of the foregoing, we have historically experienced operating losses during our fourth fiscal quarter, which includes the summer months when school is not in session thus reducing related shipments of products. In addition, our working capital requirements tend to exceed our operating cash flows from April through August.

Liquidity and Capital Resources

Operating Activities. For Group Holdings, operating activities used cash of $1.4 million for the three months ended November 27, 2004.

For AAC, operating activities provided cash of $2.1 million for the three months ended November 27, 2004 compared to cash provided of $19.5 million for the three months ended November 29, 2003. The $17.4 million decrease in cash used in operating activities was primarily attributable to a decrease in accounts payable, accrued expenses, and other long-term liabilities of $16.6 million, an increase in inventories of $2.2 million, and an increase in other assets of $0.9 million, partially offset by decreases in accounts receivable of $1.8 million and net income (net of non-cash items) of $0.2 million.

Investing Activities. Capital expenditures for the three months ended November 27, 2004 were $4.7 million compared to capital expenditures of $6.6 million for the three months ended November 29, 2003. Our projected capital expenditures for the entire fiscal year 2005 are expected to be approximately $14.5 million.

Financing Activities. For Group Holdings, financing activities provided cash of $8.1 million for the three months ended November 27, 2004.

For AAC, financing activities provided cash of $4.4 million for the three months ended November 27, 2004 compared to cash used of $11.4 million for the three months ended November 29, 2003.

Capital Resources. In November 2004, Group Holdings issued $131.5 million of 10 1/4% senior discount notes generating net proceeds of $89.3 million. Of the net proceeds, $85.5 million were distributed to Group Holding’s shareholders. In connection with the Merger, AAC entered into its existing $195.0 million senior secured credit facility and issued $150.0 million of the 8.25% senior subordinated notes. The senior credit facility provides a $155.0 million term loan, maturing in 2001 and up to $40.0 million in available revolving loan borrowings, maturing in 2010. As of November 27, 2004 and August 28, 2004, $5.4 million and $0 was outstanding under our existing senior secured credit facility’s revolver.

The senior credit facility imposes certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the senior credit facility contains financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions in AAC’s ability to make capital expenditures. The senior credit facility is secured by substantially all of the assets of AAC, is guaranteed by and secured by the assets of some of AAC’s existing and future domestic subsidiaries, if any, and by a pledge of all of the capital stock of some of its existing and future domestic subsidiaries, if any. The existing senior secured credit facility is also guaranteed by Holdings.

AAC is required to pay cash interest on the 8 1/4% Notes semi-annually in arrears on April 1 and October 1 of each year. The 8 1/4% Notes have no scheduled amortization and mature on April 1, 2012. The indenture governing the 8 1/4% Notes contains certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. The 8 1/4% Notes are guaranteed by certain of AAC’s existing and future domestic subsidiaries.

Interest on the 10 1/4% Notes accrues in the form of an increase in the accreted value of such notes prior to October 1, 2008. Thereafter, cash interest on the 10 1/4% Notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009, at a rate of 10 1/4%. Group Holdings is the sole obligor of these notes.

Our liquidity needs relate primarily to debt service, working capital, capital expenditure and general corporate requirements. Historically, cash generated from operating activities and borrowing under our existing senior secured credit facility and prior credit facilities have been our principal sources of liquidity. Following consummation of the Merger, we expect that cash generated from operating activities and availability under our new senior secured credit facility will be our principal sources of liquidity. Based on current operations and our anticipated costs savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under our new senior secured credit facility, will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flows from operations, that currently anticipated costs savings and operational improvements will be realized on schedule or that future borrowings will be available to us under our new senior secured credit facility in an amount sufficient to enable us to fund our liquidity needs.

Off Balance-Sheet Obligations

Gold Consignment Agreement. Under AAC’s gold consignment financing arrangement, AAC has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at AAC’s facilities and other approved locations, as specified by the agreement. AAC expensed consignment fees of $87 for the three months ended November 27, 2004 and $67 for the three months ended November 29, 2003. Under the terms of the consignment arrangement, AAC does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from AAC in payment for the gold purchased. Accordingly, AAC does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of November 27, 2004 and August 28, 2004, AAC held approximately 22,540 ounces and 19,460 ounces, respectively, of gold valued at $10.2 million and $7.9 million, respectively, on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 day written notice.

Recent Accounting Pronouncements

     In May 2003, SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We adopted SFAS 150 beginning in September 2003. The adoption of this standard did not have a significant impact on our financial statements.

     In May 2004, FASB issued FASB Staff Position (“FSP”) 106-2 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Subsidy Act”). The Medicare Subsidy Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Medicare Subsidy Act as an actuarial gain, to the extent the related post-retirement medical plan’s total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. We have adopted the provisions of this pronouncement and noted a reduction of service costs of $93 as a component of net postretirement health care costs attributable to current services.

     In November 2004, FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“FAS 151”). FAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. FAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt this standard beginning the first quarter of fiscal year 2006 and do not believe the adoption will have a material impact on our financial statements as such costs have historically been expensed as incurred.

     In December 2004, the Financial Account Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for us beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on our financial statements.

     In December 2004, FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). FAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. FAS 123R is applicable for all interim and fiscal periods beginning after June 15, 2005. This statement is effective for us beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have market risk exposure relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Our senior secured credit facility (revolver and term loan) and gold consignment agreement are variable rate arrangements. The interest rates are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread. Other financial instruments subject to interest rate risk consist of long-term debt. As of November 27, 2004, these financial instruments represented a net liability of $169.8 million. Each quarter point change in interest rates would result in a $0.5 million change in annual interest expense on the senior secured credit facility, assuming the entire revolving loan were drawn.

Semi-Precious Stones. We purchase the majority of our semi-precious stones from a single source supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. The prices for these products are denominated in Euros. In order to hedge market risk, we have from time-to-time purchased forward currency contracts. During the three months ended November 27, 2004, we did not purchase any Euro forward contracts and did not have any such contracts outstanding.

Gold. We purchase all of our gold from The Bank of Nova Scotia through our existing gold consignment agreement described above. We consign the majority of our gold and pay for gold as our products are shipped to customers and as required by the terms of our gold consignment agreement. As of November 27, 2004, we had hedged a majority of our gold requirements for fiscal 2005 through the purchase of gold options.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure control and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, our President and Chief Executive Officer and Chief Financial Officer determined that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls during the period covered by this quarterly report.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although management believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Any change in or adverse development, including the following factors may impact the achievement of results in or accuracy of forward-looking statements: the price of gold and precious, semiprecious and synthetic stones; the Company’s access to students and consumers in schools; the seasonality of the Company’s business; regulatory and accounting rules; the Company’s relationship with its independent sales representatives; fashion and demographic trends; general economic, business, and market trends and events, especially during peak buying seasons for the Company’s products; the Company’s ability to respond to customer change orders and delivery schedules; development and operating costs; competitive pricing changes; successful completion of management initiatives designed to achieve operating efficiencies; the Company’s cash flows; and the Company’s ability to draw down funds under its current bank financings and to enter into new bank financings. The foregoing factors are not exhaustive. New factors may emerge or changes may occur that impact the Company’s operations and businesses. Forward-looking statements herein are expressly qualified on the foregoing or such other factors as may be applicable.

You should consider the risks described in Group Holdings’ Registration Statement on Form S-4 (File No. 333-121479) filed on December 21, 2004 as you review this quarterly report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 11, 2004, Frederick Goldman, Inc. (the “Licensee”) filed an arbitration claim against the Company’s subsidiary, CBI, alleging, among other things, that CBI had improperly attempted to convert an exclusive license CBI granted to the Licensee to a non-exclusive license. In addition, on February 10, 2004, the Licensee commenced a lawsuit in federal district court in New York against CBI alleging that CBI breached the license agreement by granting third parties rights in violation of the Licensee’s exclusive rights under the license agreement. The district court claim seeks injunctive and monetary relief. No discovery has been conducted to date, therefore, at this time, it is not possible to predict with certainty the outcome of these unresolved legal matters or the range of possible loss or recovery. However, the Company intends to defend itself vigorously in these proceedings.

     On August 2, 2004, the Company’s subsidiary Taylor Publishing filed a motion in United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, Case No. 03-75562-SCS to recover certain data and documents pursuant to a teleservices contract between Taylor Publishing and Abacus Communications, LC (“Abacus”), the chapter 11 debtor. Subsequent to court approval of Abacus turning over the documents and data requested, Abacus filed a counterclaim against Taylor Publishing for approximately $840,000 plus interest for unpaid billings that it claims are owed under the teleservices contract with Taylor Publishing. Taylor Publishing denies that it is liable to pay such amount and has asserted that such amounts are in excess of the amounts owed by Taylor Publishing. In the action, the Company’s subsidiary Taylor Publishing has also filed a claim against Abacus for damages as a result of Abacus’ refusal to release the data and information. The action is in the discovery stage and the Company is unable to make a determination of the outcome at this time or the range of possible loss or recovery. The Company intends to defend itself vigorously in these proceedings.

There are no other material pending legal proceedings to which the Company is a party or to which any of its property is subject. The Company monitors all claims, and the Company accrues for those, if any, which management believes may be adversely decided against the Company and result in money damages to a third party.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER	DESIGNATION
3.1	Certificate of Incorporation of AAC Group Holding Corp. (incorporated by reference to the corresponding Exhibit number of AAC Group Holding Corp.’s Registration Statement on Form S-4, dated December 21, 2004).

3.2	Bylaws of AAC Group Holding Corp. (incorporated by reference to the corresponding Exhibit number of AAC Group Holding Corp.’s Registration Statement on Form S-4, dated December 21, 2004).

4.7	Indenture, dated as of November 16, 2004, among the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to the corresponding Exhibit number of AAC Group Holding Corp.’s Registration Statement on Form S-4, dated December 21, 2004).

4.8	Form of 10.25% Senior Discount Note due October 1, 2012 (included in Exhibit 4.7).

4.9	Exchange and Registration Rights Agreement, dated November 16, 2004, among AAC Group Holding Corp. and Goldman, Sachs & Co. (incorporated by reference to the corresponding Exhibit number of AAC Group Holding Corp.’s Registration Statement on Form S-4, dated December 21, 2004).

10.1	Purchase Agreement, dated November 16, 2004, among AAC Group Holding Corp. and Goldman, Sachs & Co. (incorporated by reference to the corresponding Exhibit number of AAC Group Holding Corp.’s Registration Statement on Form S-4, dated December 21, 2004).

31.1	CEO Certification Accompanying Period Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Accompanying Period Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Accompanying Period Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Accompanying Period Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

1. American Achievement Corporation Report on Form 8-K, filed November 9, 2004.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: January 10, 2005

AAC GROUP HOLDING CORP. AMERICAN ACHIEVEMENT CORPORATION

By:	/s/ DAVID G. FIORE

David G. Fiore
CHIEF EXECUTIVE OFFICER
(principal executive officer)

By:	/s/ SHERICE P. BENCH

Sherice P. Bench
CHIEF FINANCIAL OFFICER
(principal financial officer)