Form 10-Q/A
period 2005-02-26
AAC Group Holding Corp.; AMERICAN ACHIEVEMENT CORP
filed 2005-08-05
CIK 1311835, 1168468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-121479
COMMISSION FILE NUMBER 333-84294

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	20-1854833
DELAWARE	13-4126506
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

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

The number of shares outstanding of AAC Group Holding Corp. as of April 10, 2005 was 505,460 shares of common stock, par value $.01 The number of shares outstanding of American Achievement Corporation as of April 10, 2005 was 100 shares of common stock, par value $.01.

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2005
INDEX

		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements and Notes
	Condensed Consolidated Balance Sheets (unaudited) — As of February 26, 2005 (Successor) and August 28, 2004 (Successor)	3
	Condensed Consolidated Statements of Operations (unaudited) — For the Three Months Ended February 26, 2005 (Successor) and the Three Months Ended February 28, 2004 (Predecessor)	4
	Condensed Consolidated Statements of Operations (unaudited) — For the Six Months Ended February 26, 2005 (Successor) and the Six Months Ended February 28, 2004 (Predecessor)	5
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Six Months Ended February 26, 2005 (Successor) and the Six Months Ended February 28, 2004 (Predecessor)	6
	Condensed Consolidated Statements of Stockholders’ Equity (unaudited) — For the Six Months Ended February 26, 2005 (Successor)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 6.	Exhibits	37
SIGNATURES		38
CEO Certification Pursuant to Section 302
CFO Certification Pursuant to Section 302
CEO Certification Pursuant to Section 906
CFO Certification Pursuant to Section 906

Explanatory Note

This Form 10-Q/A is a combined quarterly report being filed separately by two registrants: AAC Group Holding Corp. and American Achievement Corporation. Unless the context indicates otherwise, any reference in this report to “Group Holdings” refers to AAC Group Holding Corp. and any reference to “AAC” refers to American Achievement Corporation, the wholly-owned operating subsidiary of Group Holdings. The “Company”, “we”, “us”, and “our” refer to AAC Group Holding Corp., together with American Achievement Corporation and its consolidated subsidiaries. Each Registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

This Amendment No. 1 to this Quarterly Report on Form 10-Q/A (“Amendment 1”) is being filed in order to restate the previously issued segment information as disclosed in the historical condensed consolidated financial statements for the period ended February 26, 2005 initially filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2005 (“Original Filing”).

Subsequent to the Original Filing, we restated the segment disclosure from two to five reporting segments. See Note 13: “Business Segments” under Condensed Consolidated Financial Statements and Notes included in Item 1, “Notes to Condensed Consolidated Financial Statements (unaudited).” Item 2 has been updated for the effects of the restatement. The restatement had no impact on previously reported total current assets, total assets, working capital position, results of operations or cash flows. We have updated our disclosure to reflect the aforementioned changes and have otherwise updated information where necessary.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	AAC Group
	Holding
	Corp.	American Achievement Corporation
		(Successor)	(Successor)
	February 26,	February 26,	August 28,
	2005	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$10,607	$10,377	$3,038
Accounts receivable, net	36,714	36,714	43,321
Inventories, net	36,359	36,359	23,023
Prepaid expenses and other current assets, net	33,866	33,866	36,395

Total current assets	117,546	117,316	105,777
Property, plant and equipment, net	76,379	76,379	76,565
Goodwill and other intangible assets, net	342,557	339,182	345,553
Other assets	3,757	3,757	3,091

Total assets	$540,239	$536,634	$530,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$4,584	$4,584	$5,733
Accounts payable	9,528	9,528	9,842
Customer deposits	55,014	55,014	17,807
Accrued expenses	27,565	27,546	30,314
Deferred revenue	941	941	5,503
Accrued interest	6,188	6,188	7,334
Current portion of long-term debt	1,550	1,550	1,550

Total current liabilities	105,370	105,351	78,083
Long-term debt, net of current portion	390,911	298,973	309,108
Deferred income taxes	19,904	21,669	25,844
Other long-term liabilities	8,806	8,806	9,439

Total liabilities	524,991	434,799	422,474
Commitments and contingencies
Stockholders’ equity:
Common stock	5	—	—
Additional paid-in capital	16,491	102,046	102,046
Accumulated earnings (loss)	(1,248)	(211)	6,466

Total stockholders’ equity	15,248	101,835	108,512

Total liabilities and stockholders’ equity	$540,239	$536,634	$530,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

	AAC Group
	Holding
	Corp.	American Achievement Corporation
		(Successor)	(Predecessor)
	For the three
	months ended	For the three months ended
	February 26,	February 26,	February 28,
	2005	2005	2004
Net sales	$58,823	$58,823	$58,518
Cost of sales	23,150	23,150	21,538

Gross profit	35,673	35,673	36,980
Selling, general and administrative expenses	35,677	35,677	31,910

Operating income (loss)	(4)	(4)	5,070
Interest expense	8,172	5,772	6,917

Loss before income taxes	(8,176)	(5,776)	(1,847)
Benefit for income taxes	(3,718)	(2,311)	—

Net loss	(4,458)	(3,465)	(1,847)

Preferred dividends	—	—	(300)

Net loss applicable to common stockholders	$(4,458)	$(3,465)	$(2,147)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

	AAC Group
	Holding Corp.	American Achievement Corporation
		(Successor)	(Predecessor)
	For the six
	months ended	For the six months ended
	February 26,	February 26,	February 28,
	2005	2005	2004
Net sales	$122,105	$122,105	$126,446
Cost of sales	50,466	50,466	51,582

Gross profit	71,639	71,639	74,864
Selling, general and administrative expenses	71,280	71,280	64,370

Operating income	359	359	10,494
Interest expense	14,290	11,488	13,898

Loss before income taxes	(13,931)	(11,129)	(3,404)
Benefit for income taxes	(6,217)	(4,452)	—

Net loss	(7,714)	(6,677)	(3,404)

Preferred dividends	—	—	(600)

Net loss applicable to common stockholders	$(7,714)	$(6,677)	$(4,004)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	AAC Group
	Holding Corp.	American Achievement Corporation
		(Successor)	(Predecessor)
	For the six
	months ended	For the six months ended
	February 26,	February 26,	February 28,
	2005	2005	2004
Cash flows from operating activities:
Net loss	$(7,714)	$(6,677)	$(3,404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,692	12,692	7,380
Amortization of debt discount and deferred financing fees	3,555	753	1,025
Provision (recovery) for doubtful accounts	(289)	(289)	139
Changes in assets and liabilities:
Accounts receivable	6,896	6,896	5,266
Inventories, net	(13,336)	(13,336)	(13,729)
Prepaid expenses and other current assets, net	2,529	2,529	1,862
Other assets	(4,484)	(976)	(1,238)
Customer deposits	37,207	37,207	36,683
Deferred revenue	(4,562)	(4,562)	(2,470)
Accounts payable, accrued expenses, and other long-term liabilities	(10,782)	(9,036)	2,575

Net cash provided by operating activities	21,712	25,201	34,089

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,573)	(6,573)	(11,234)
Acquisition, net of cash acquired	—	—	(5,000)

Net cash used in investing activities	(6,573)	(6,573)	(16,234)

Cash flows from financing activities:
Payments on revolver, net	(22,400)	(22,400)	(9,500)
Proceeds from credit facility revolver	22,400	22,400	—
Payments on term loan	(10,140)	(10,140)	—
Proceeds from 10 1/4% notes	89,269	—	—
Distribution to stockholders	(85,550)	—	—
Change in bank overdraft	(1,149)	(1,149)	(898)

Net cash used in financing activities	(7,570)	(11,289)	(10,398)

Net increase in cash and cash equivalents	7,569	7,339	7,457
Cash and cash equivalents, beginning of period	3,038	3,038	1,735

Cash and cash equivalents, end of period	$10,607	$10,377	$9,192

Supplemental disclosure
Cash paid during the period for:
Interest	$11,877	$11,877	$13,504

Income taxes	$124	$124	$178

Supplemental Disclosure of noncash financing activities
Accrued preferred stock dividends	$—	$—	$600

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

			Additional
AAC Group Holding	Common Stock		Paid-in	Accumulated
Corp.	Shares	Amount	Capital	earnings	Total
Balance, August 28, 2004	—	$—	$—	$—	$—
Issuance of common stock $.01 par value, 1,250,000 shares authorized	1,015,426	10	102,036	6,466	108,512
Distribution to stockholders	(509,966)	(5)	(85,545)	—	(85,550)
Net loss	—	—	—	(7,714)	(7,714)

Balance, February 26, 2005	505,460	$5	$16,491	$(1,248)	$15,248

American			Additional
Achievement	Common Stock		Paid-in	Accumulated
Corporation	Shares	Amount	Capital	earnings	Total
Balance, August 28, 2004 (Successor) $.01 par value, 1,000 shares authorized	100	$—	$102,046	$6,466	$108,512
Net loss	—	—	—	(6,677)	(6,677)

Balance, February 26, 2005 (Successor)	100	$—	$102,046	$(211)	$101,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

1. Summary of Significant Accounting Policies

Consolidation

     The unaudited condensed consolidated financial statements of AAC Group Holding Corp. (“Group Holdings”) include the accounts of its wholly-owned subsidiary, American Achievement Corporation (“AAC,” a separate public reporting company, together with Group Holdings, the “Company”). Group Holdings was formed on November 8, 2004. On November 16, 2004, the stockholders of AAC Holding Corp. participated in an exchange, pursuant to which they exchanged their shares of common stock in AAC Holding Corp. for a like amount of shares in Group Holdings. Following the exchange, AAC Holding Corp. became a wholly-owned subsidiary of Group Holdings.

     On November 16, 2004, Group Holdings issued $131.5 million aggregate principal amount at maturity of 10 1/4% senior discount notes due 2012 (the “10 1/4% Notes”) , generating net proceeds of $89.3 million. Group Holdings is the sole obligor of these notes. The net proceeds of this offering were used as distributions to stockholders through the repurchase of shares of Group Holdings’ common stock from its stockholders. Other than this debt obligation, related deferred issuance costs and associated accrued liabilities, and related interest expense, net of taxes, all other assets, liabilities, income, expenses and cash flows presented for all periods represent those of Group Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Group Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is AAC. All significant intercompany accounts and transactions have been eliminated in consolidation. AAC and Group Holdings are treated as entities under common control and therefore, the statements of operations and cash flows presented for Group Holdings combine the results of AAC to the beginning of the period presented.

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months and six months ended February 26, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 27, 2005. Accordingly, the interim condensed consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended August 28, 2004 included in AAC’s Report on Form 10-K/A (File No. 333-84294) filed on August 5, 2005.

     Unless separately stated, the notes herein relate to both Group Holdings and AAC.

     Effective January 30, 2004, AAC acquired the assets of C-B Graduation Announcements, LLC, a producer of personalized graduation announcements and related accessories (the “C-B Announcements Acquisition”). The maximum purchase price payable in connection with this acquisition is approximately $5.9 million in cash, of which approximately $5.0 million was paid at closing (including $1.0 million placed in escrow), with the escrowed amount and balance of the purchase price to be paid upon achieving certain financial targets. The C-B Announcements Acquisition was accounted for using the purchase method of accounting. The results of the C-B Announcements Acquisition have been included in the Company’s consolidated results of operations since the date of acquisition.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements–(Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

Stock-Based Compensation

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123.” The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS 123, as amended by SFAS 148.

     Had compensation expense for the employee stock plans been determined based on the fair value at the grant date for options granted consistent with the provisions of SFAS 123, as amended by SFAS 148, the Company’s pro forma net loss would not have been materially impacted. No options were granted during the three months and six months ended February 26, 2005 or the three months and six months ended February 28, 2004.

2. Merger

     On March 25, 2004, AAC Acquisition Corp., a wholly-owned subsidiary of AAC Holding Corp., merged with and into AAC, with AAC continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp (the “Merger”).

     The Merger was financed by a cash equity investment in AAC Holding Corp. by an investor group led by Fenway Partners of $102.0 million, the borrowing by AAC of $155.0 million under a seven-year term loan and $2.0 million under a nine-year revolving loan, each under AAC’s senior secured credit facility and the issuance by AAC of $150.0 million aggregate principal amount of 8 1/4 % senior subordinated notes due 2012 (the “8 1/4% Notes”) . Proceeds of these financing arrangements were used to redeem the outstanding Series A Preferred Stock of AAC, refinance AAC’s existing indebtedness, including the redemption of $41.4 million of AAC’s then outstanding 11% senior notes due 2007 (the “11% Notes”) and completion of a debt tender offer to acquire all of AAC’s existing 11 5/8% senior unsecured notes due 2007 (the “11 5/8% Notes”), and pay transaction costs and expenses. Pursuant to the debt tender offer, AAC retired $170.9 million of the 11 5/8% Notes for an aggregate of $193.8 million and eliminated substantially all of the restrictive covenants associated with such notes. The tender for the $177.0 million 11 5/8% Notes and the $41.4 million 11% Notes was the direct result of the Merger. The consummation of the Merger was subject to the consent and a debt tender offer to acquire these notes. The subsequent tender offer costs and early redemption expenses of the debt directly related to the cost of the transaction and was included as part of the purchase price. In addition, as part of the Merger, AAC terminated its former senior secured credit facility and terminated its management contract with its previous owners. AAC also entered into an amendment of its existing gold consignment agreement and entered into a new management agreement with an affiliate of Fenway Partners.

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

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements–(Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

     The purchase price was as follows:

Purchase price		$419,200
Assets acquired	197,714
Liabilities assumed	(125,731)

Net assets acquired		71,983

Excess purchase price over net assets acquired		$347,217

     Subsequent to the issuance of the Company’s 2004 consolidated financial statements, management determined that assets acquired required restatement in the above table to remove goodwill and intangible assets reflected in the pre-Merger consolidated financial statements. Previously reported assets acquired was $422,456. This correction had no impact on the purchase price or the purchase price allocation in the table below.

     AAC has preliminarily allocated the purchase price in the Merger as follows:

Current assets	$123,407
Property, plant and equipment	78,301
Goodwill	181,361
Intangible assets	157,928
Other assets	15,390
Current liabilities	(116,102)
Deferred income taxes	(12,043)
Other long-term liabilities	(9,042)

Total purchase price	$419,200

     As a result of the Merger, AAC has reflected pre-Merger periods from November 30, 2003 to February 28, 2004 and August 31, 2003 to February 28, 2004 (“Predecessor”) and post-Merger periods from November 28, 2004 to February 26, 2005 and August 29, 2004 to February 26, 2005 (“Successor”) in its condensed consolidated financial statements.

     During the three months ended February 26, 2005, AAC recognized in its consolidated statements of operations approximately $3.0 million of amortization expense of intangible assets as selling, general and administrative expenses, as compared to approximately $0.4 million for the three months ended February 28, 2004. During the six months ended February 26, 2005, amortization expense was approximately $6.0 million as compared to approximately $1.0 million for the six months ended February 28, 2004.

3. Goodwill and Other Intangible Assets

Goodwill

     For Group Holdings, the carrying amount of goodwill was $182,390 as of February 26, 2005. Since the date of the Merger, goodwill has increased due to finalization of previously estimated transaction costs associated with professional services.

     For AAC, the carrying amount of goodwill was $182,390 and $182,080 as of February 26, 2005 and August 28, 2004, respectively. Since the date of the Merger, goodwill has increased due to finalization of previously estimated transaction costs associated with professional services.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

Other Intangible Assets

     For Group Holdings, other intangible assets consisted of the following:

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
At February 26, 2005
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	14,620	(1,505)	13,115
Patents	14 to 17 years	7,317	(407)	6,910
Customer lists and distribution contracts	3 to 12 years	100,516	(10,469)	90,047

		$172,548	$(12,381)	$160,167

     For Group Holdings, total amortization on other intangible assets was $3,452 and $6,814 for the three and six months ended February 26, 2005, respectively, of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal years ended 2005 through 2009 is approximately $13.8 million each year.

     For AAC, other intangible assets consisted of the following:

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
At February 26, 2005 (Successor)
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	11,112	(1,372)	9,740
Patents	14 to 17 years	7,317	(407)	6,910
Customer lists and distribution contracts	3 to 12 years	100,516	(10,469)	90,047

		$169,040	$(12,248)	$156,792

At August 28, 2004 (Successor)
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	11,112	(624)	10,488
Patents	14 to 17 years	7,317	(185)	7,132
Customer lists and distribution contracts	3 to 12 years	100,516	(4,758)	95,758

		$169,040	$(5,567)	$163,473

     For AAC, total amortization on other intangible assets was $3,340 and $851 for the three months ended February 26, 2005 and February 28, 2004, respectively, and $6,681 and $1,871 for the six months ended February 26, 2005 and February 28, 2004, respectively, of which amortization on deferred financing costs is recorded as interest expense and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal years ended 2005 through 2009 is approximately $13.4 million each year.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

4. Comprehensive Loss

     Unrecognized losses on accrued minimum pension liabilities are included in other comprehensive loss. The following amounts were included in determining comprehensive loss:

	AAC Group
	Holding Corp.	American Achievement Corporation
	For the three	(Successor)	(Predecessor)
	months ended	For the three months ended
	February 26, 2005	February 26, 2005	February 28, 2004
Net loss	$(4,458)	$(3,465)	$(1,847)
Adjustment in minimum pension liability	—	—	17

Total comprehensive loss	$(4,458)	$(3,465)	$(1,830)

	AAC Group
	Holding Corp.	American Achievement Corporation
	For the six	(Successor)	(Predecessor)
	months ended	For the six months ended
	February 26, 2005	February 26, 2005	February 28, 2004
Net loss	$(7,714)	$(6,677)	$(3,404)
Adjustment in minimum pension liability	—	—	34

Total comprehensive loss	$(7,714)	$(6,677)	$(3,370)

5. Inventories, Net

     A summary of inventories, net is as follows:

	AAC Group
	Holding Corp.	American Achievement Corporation
		(Successor)	(Successor)
	February 26, 2005	February 26, 2005	August 28, 2004
Raw materials	$9,769	$9,769	$8,853
Work in process	19,098	19,098	7,380
Finished goods	7,807	7,807	6,978
Less—Reserves	(315)	(315)	(188)

	$36,359	$36,359	$23,023

     For Group Holdings, cost of sales includes depreciation and amortization of $2,399 and $4,783 for the three months and six months ended February 26, 2005, respectively.

     For AAC, cost of sales includes depreciation and amortization of $2,399 and $2,178 for the three months ended February 26, 2005 and February 28, 2004, respectively. For AAC, cost of sales includes depreciation and amortization of $4,783 and $4,341 for the six months ended February 26, 2005 and February 28, 2004, respectively.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

6. Prepaid Expenses and Other Current Assets, Net

     For Group Holdings, prepaid expenses and other current assets, net on the balance sheet, include reserves on sales representative advances of $2,412 at February 26, 2005.

     For AAC, prepaid expenses and other current assets, net on the balance sheet, include reserves on sales representative advances of $2,412 and $2,383 at February 26, 2005 and August 28, 2004, respectively.

7. Long-term Debt

     Long-term debt consists of the following:

	AAC Group Holding Corp.	American Achievement Corporation
		(Successor)	(Successor)
			August 28,
	February 26, 2005	February 26, 2005	2004
10 1/4% Senior discount notes due 2012 (net of unamortized discount of $39,562)	$91,938	$—	$—
8 1/4% Senior subordinated notes due 2012	150,000	150,000	150,000
11 5/8% Senior unsecured notes due 2007 (net of unamortized discount of $33 and $1,145)	6,050	6,050	6,045
Senior secured credit facility
Revolving credit facility due 2010	—	—	—
Term loan due 2011	144,473	144,473	154,613

Total	392,461	300,523	310,658
Less current portion of long-term debt	(1,550)	(1,550)	(1,550)

Total long-term debt	$390,911	$298,973	$309,108

10 1/4% Senior Discount Notes

     On November 16, 2004 Group Holdings issued the 10 1/4% Notes. The net proceeds of this offering were used to repurchase shares of Group Holdings’ common stock from its stockholders. Group Holdings was formed on November 8, 2004 and has no operations separate from its ownership in AAC. Interest accrues on the 10 1/4% Notes in the form of an increase in the accreted value of the notes prior to October 1, 2008. Thereafter, cash interest on the 10 1/4% Notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009 at a rate of 10 1/4% per annum. Group Holdings has no independent operating assets or liabilities other than its investment in AAC.

     At any time on or after October 1, 2008, Group Holdings may redeem the 10 1/4% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium, declining ratably to par, plus accrued and unpaid interest. At any time on or prior to October 1, 2007, Group Holdings may redeem up to 35% of the aggregate accreted value of the 10 1/4% Notes with the proceeds of qualified equity offerings at a redemption price equal to 110.25% of the accreted value.

     If a change in control as defined in the indenture relating to the 10 1/4% Notes occurs prior to October 1, 2008, Group Holdings must give the holders of the 10 1/4% Notes the opportunity to sell their 10 1/4% Notes to Group Holdings at 101% of the accreted value of the 10 1/4% Notes, plus accrued interest. If a change in control as defined in the indenture relating to the 10 1/4% Notes occurs following October 1, 2008, Group Holdings must give the holders of the 10 1/4% Notes the opportunity to sell their 10 1/4% Notes to Group Holdings at 101% of the aggregate principal amount at maturity of the 10 1/4% Notes, plus accrued interest.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

     Additionally, the terms of the 10 1/4% Notes limit Group Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions to the indenture governing the 8 1/4% Notes and the Senior Secured Credit Facility.

     As of February 26, 2005, Group Holdings was in compliance with all such provisions.

8 1/4% Senior Subordinated Notes

     On March 25, 2004, AAC issued the 8 1/4% Notes. The 8 1/4% Notes bear interest at a stated rate of 8 1/4%. The 8 1/4% Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all of AAC’s existing and future senior indebtedness, including obligations under AAC’s senior secured credit facility, pari passu in right of payment with any of AAC’s future senior subordinated indebtedness and senior in right of payment to any of AAC’s future subordinated indebtedness. The 8 1/4% Notes are guaranteed by certain of AAC’s existing domestic subsidiaries, and will be guaranteed by certain of AAC’s future domestic subsidiaries. The guarantees are subordinated in right of payment to all existing and future senior indebtedness of the applicable guarantor, pari passu in right of payment with any future senior subordinated debt of such guarantor and senior in right of payment to any future subordinated indebtedness of such guarantor.

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

     The 8 1/4% Notes contain customary negative covenants and restrictions on actions by AAC and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions included in the indenture governing the 8 1/4% Notes . In addition, the 8 1/4% Notes contain covenants, which restrict the declaration or payment of dividends by AAC and/or its subsidiaries (as defined in the indenture governing the 8 1/4% Notes). AAC was in compliance with the 8 1/4% Notes’ covenants as of February 26, 2005.

11 5/8% Senior Unsecured Notes

     On February 20, 2002, AAC issued the 11 5/8% Notes. The 11 5/8% Notes bear interest at a stated rate of 11 5/8%. The 11 5/8% Notes were issued at a discount of 0.872% resulting in net proceeds of approximately $175.5 million before considering financing costs. The effective rate of the 11 5/8% Notes after discount is approximately 13.0%. The 11 5/8% Notes rank pari passu with AAC’s existing and future senior indebtedness, including obligations under AAC’s senior secured credit facility. The 11 5/8% Notes are guaranteed by AAC’s domestic subsidiaries, and the guarantees rank pari passu with the existing 8 1/4% Notes and future senior debt of AAC and its subsidiaries. The 11 5/8% Notes and the guarantees on the 11 5/8% Notes are effectively subordinated to any of AAC’s secured debt.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

     On March 25, 2004, pursuant to the debt tender offer for the 11 5/8% Notes described in Note 2, AAC retired $170.9 million of outstanding 11 5/8% Notes for an aggregate $193.8 million and eliminated substantially all of the restrictive covenants associated with such notes. The remaining $6.1 million of 11 5/8% Notes outstanding are redeemable by AAC on or after January 1, 2005 at its option at 105.813% of the principal amount thereof (plus accrued and unpaid interest). AAC was in compliance with the remaining covenants of the 11 5/8% Notes as of February 26, 2005.

     On March 31, 2005, the Company called for redemption of the remaining outstanding 11 5/8% Notes. The redemption will occur on May 15, 2005 and in accordance with the indenture governing the 11 5/8% Notes, the redemption price is 105.813% of the principal amount of notes to be redeemed, plus accrued and unpaid interest.

11% Senior Subordinated Notes

     Commemorative Brands, Inc.’s (“CBI”) 11% Notes mature on January 15, 2007. The 11% Notes are redeemable at the option of CBI in whole or in part, at any time on or after January 15, 2002, at specified redemption prices ranging from 105.5 percent of the principal amount thereof if redeemed during 2002 and declining to 100 percent of the principal amount thereof if redeemed during the year 2005 or thereafter, plus accrued and unpaid interest and Liquidated Damages as defined in the indenture relating to the 11% Notes, as amended, if any, thereon to the date of redemption.

     On March 25, 2004, as discussed in Note 2, AAC redeemed all of the outstanding 11% Notes for an aggregate of $42.1 million.

     The tender for the $177.0 million 11 5/8% Notes and the $41.4 million 11% Notes was the direct result of the Merger. The consummation of the Merger was subject to the consent and a debt tender offer to acquire these notes. The subsequent tender offer costs and early redemption expenses of the debt directly related to the cost of the transaction and was included as part of the purchase price.

Senior Secured Credit Facility

     In conjunction with the consummation of the Merger, on March 25, 2004, AAC entered into a $195.0 million senior credit facility (the “Senior Credit Facility”) which includes a $155.0 million term loan and up to $40.0 million available under a revolving credit facility. The Senior Credit Facility is secured by a first priority security interest in all existing and after-acquired assets of AAC, and certain of AAC’s direct and indirect domestic subsidiaries’ existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law). As of February 26, 2005, assets of AAC subject to lien under the Senior Credit Facility were approximately $350.9 million. All of AAC’s obligations under the Senior Credit Facility are fully and unconditionally guaranteed by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries.

     The term loan of the Senior Credit Facility is due in March 2011. Quarterly payments of $388 are made through 2011. The term loan has an interest rate based on the prime rate, plus points based on a calculated leverage ratio.

     During the six months ended February 26, 2005, the Company paid down $10.1 million of the term loan of the Senior Credit Facility, of which $1.1 million were quarterly payments, and during March 2005, the Company paid down an additional $5.0 million of the term loan.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

     The revolving credit facility matures in March 2010. Availability under the revolving credit facility is restricted to a total revolving commitment of $40 million as defined in the credit agreement governing the Senior Credit Facility. Availability under the revolving credit facility as of February 26, 2005 was approximately $37.6 million with $0 borrowings and $2.4 million in letters of credit outstanding.

     Advances under the revolving credit facility may be made as base rate loans or LIBOR loans at AAC’s election (except for the initial loans which were base rate loans). Interest rates payable upon advances are based upon the base rate or LIBOR depending on the type of loan AAC chooses, plus an applicable margin based upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (net income (loss) before interest expense, income taxes, depreciation and amortization) to be calculated in accordance with the terms specified in the credit agreement governing the Senior Credit Facility.

     The Senior Credit Facility and the indenture governing the 8 1/4% Notes each contain restrictions on the ability of AAC to pay dividends and make certain other payments to AAC Holding Corp. Pursuant to each arrangement, AAC may, subject to certain limitations, pay dividends or make such payments in connection with (i) repurchases of certain capital stock of AAC Holding Corp. and (ii) the payment by AAC Holding Corp. of taxes, costs and other expenses required to maintain its legal existence and legal, accounting and other overhead costs in the ordinary course of business.

AAC was in compliance with the Senior Credit Facility’s covenants as of February 26, 2005.

     Group Holdings’ weighted average interest rate on debt outstanding as of February 26, 2005 was 7.6%.

     AAC’s weighted average interest rate on debt outstanding as of February 26, 2005 and August 28, 2004 was 6.8% and 6.1%, respectively.

     AAC’s management believes the carrying amount of long-term debt approximates fair value as of February 26, 2005 and August 28, 2004, based upon current rates offered for debt with the same or similar debt terms.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

8. Commitments and Contingencies

Pending Litigation

     On February 11, 2004, Frederick Goldman, Inc. (the “Licensee”) filed an arbitration claim against AAC’s subsidiary, CBI, for an unspecified monetary amount alleging, among other things, that CBI had improperly attempted to convert an exclusive license CBI granted to the Licensee to a non-exclusive license. The arbitration proceedings have concluded with the arbitrator ruling that the Licensee has an exclusive license. In addition, on February 10, 2004, the Licensee commenced a lawsuit in federal district court in New York against CBI alleging that CBI breached the license agreement by granting third parties rights in violation of the Licensee’s exclusive rights under the license agreement. The district court claim seeks injunctive and monetary relief. The Licensee has not specified the exact amount of monetary relief it seeks, but has asked for an amount not less than $10.0 million. CBI intends to defend itself vigorously, and pursue its own claims aggressively, in these proceedings.

     On August 2, 2004, AAC’s subsidiary Taylor Publishing Company (“Taylor”) filed a motion in United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, Case No. 03-75562-SCS to recover certain data and documents pursuant to a teleservices contract between Taylor and Abacus Communications, LC (“Abacus”), the chapter 11 debtor. Subsequent to court approval of Abacus turning over the documents and data requested, Abacus filed a counterclaim against Taylor for approximately $840,000 plus interest for unpaid billings that it claims are owed under the teleservices contract with Taylor. In February 2005, the Company reached a settlement with Abacus which did not have a material impact on the Company's financial position.

     The Company is not a party to any other pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on legal proceedings, in the aggregate, would not have a materially adverse impact on the Company’s results of operations or financial position.

Gold Consignment Agreement

     Under AAC’s gold consignment financing arrangement, AAC has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at AAC’s facilities and other approved locations, as specified by the agreement. AAC expensed consignment fees of $87 for the three months ended February 26, 2005 and $87 for the three months ended February 28, 2004. AAC expensed consignment fees of $174 for the six months ended February 26, 2005 and $154 for the six months ended February 28, 2004. Under the terms of the consignment arrangement, AAC does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from AAC in payment for the gold purchased. Accordingly, AAC does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of February 26, 2005 and August 28, 2004, AAC held approximately 20,500 ounces and 19,460 ounces, respectively, of gold valued at $8.9 million and $7.9 million, respectively, on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 days written notice.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

9. Income Taxes

     The Company has recognized a net deferred tax liability. AAC has an effective rate of 40% for the three and six months ended February 26, 2005 to represent an estimated federal and state income tax benefit. Group Holdings has an effective rate of 45% for the three and six months ended February 26, 2005 to represent an estimated federal and state income tax benefit and the non-deductibility of a portion of its interest on high-yield debt.

10. Stockholders’ Equity

     Pursuant to an employment agreement entered into between AAC and its chief executive officer in July 1999, as amended on February 1, 2002, the executive is entitled to receive discretionary bonuses as directed by the Board of Directors up to $300 annually, of which $150 was accrued as of February 26, 2005.

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

     The net periodic postretirement benefit cost (income), include the following components:

	(Successor)		(Predecessor)
	For the three months		For the three months ended
	ended February 26, 2005		February 28, 2004
		CBI		CBI
	Taylor	post-	Taylor	post-
	pension	retirement	pension	retirement
Service costs, benefits attributed to Service during the period	$19	$—	$15	$—
Interest cost	209	37	149	74
Expected return on assets	(208)	—	(150)	—
Amortization of unrecognized net loss (gain)	—	(74)	39	40
Amortization of unrecognized net prior service costs	—	—	—	73

Net periodic postretirement benefit cost (income)	$20	$(37)	$53	$187

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

	(Successor)		(Predecessor)
	For the six months		For the six months ended
	ended February 26, 2005		February 28, 2004
		CBI		CBI
	Taylor	post-	Taylor	post-
	pension	retirement	pension	retirement
Service costs, benefits attributed to Service during the period	$38	$—	$43	$—
Interest cost	418	74	418	148
Expected return on assets	(416)	—	(420)	—
Amortization of unrecognized net loss (gain)	—	(148)	108	79
Amortization of unrecognized net prior service costs	—	—	—	146

Net periodic postretirement benefit cost (income)	$40	$(74)	$149	$373

     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Subsidy Act”). The Medicare Subsidy Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Medicare Subsidy Act as an actuarial gain, to the extent the related post-retirement medical plan’s total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. During the first quarter of fiscal 2005, the Company adopted the provisions of this pronouncement and noted a reduction of service costs for fiscal 2005 of $93 as a component of net postretirement health care costs attributable to current services.

12. Related-Party Transactions

     On March 25, 2004, upon consummation of the Merger, AAC entered into a new management agreement with an affiliate of Fenway Partners pursuant to which AAC, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts paid under the new management agreement totaled $735 and $1,500 for the three months and six months ended February 26, 2005, respectively. As of February 26, 2005 and August 28, 2004, AAC had accrued management fees of approximately $530 and $500, respectively.

     In 2001, AAC entered into a management agreement with a prior stockholder. This agreement was terminated on March 25, 2004. Amounts paid under this management agreement totaled $750 and $1,500 for the three months and six months ended February 28, 2004, respectively.

13. Business Segments (Restated)

     Previously the Company had aggregated and presented two reportable segments - Scholastic Products and Recognition and Affinity Products. Subsequent to the issuance of the Company’s financial statements for the period ended February 26, 2005 , management of the Company determined that it should have disaggregated its segments into five separate segments; namely, Yearbooks, Class Rings, Graduation Products, Achievement Publications and Other. Accordingly, the following information pertaining to the Company’s operating segments has been restated to present such segment disclosures.

     The Company manufactures, markets and sells class rings, yearbooks and graduation products, which includes fine paper products and graduation accessories, to high school, college and, to a lesser extent, elementary and junior high school markets in the United States. The achievement publications segment produces, markets, and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers. The other segment consists primarily of jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products and professional sports championship rings such as World Series rings.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

AAC Group Holding Corp.

		Segment
Three Months Ended		Operating	Segment
February 26, 2005	Net Sales	Income (Loss)	Assets
Class Rings	$32,651	$3,140	$219,413
Yearbooks	2,978	(5,292)	177,731
Graduation Products	16,361	2,866	71,032
Achievement Publications	495	(1,229)	35,816
Other	6,338	511	36,247

Total	$58,823	$(4)	$540,239

American Achievement Corporation
(Successor)

		Segment
Three Months Ended		Operating	Segment
February 26, 2005	Net Sales	Income (Loss)	Assets
Class Rings	$32,651	$3,140	$218,007
Yearbooks	2,978	(5,292)	176,453
Graduation Products	16,361	2,866	70,577
Achievement Publications	495	(1,229)	35,587
Other	6,338	511	36,010

Total	$58,823	$(4)	$536,634

American Achievement Corporation
(Predecessor)

		Segment
Three Months Ended		Operating
February 28, 2004	Net Sales	Income (Loss)
Class Rings	$33,067	$5,551
Yearbooks	2,521	(3,216)
Graduation Products	16,568	2,629
Achievement Publications	448	(797)
Other	5,914	903

Total	$58,518	$5,070

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

AAC Group Holding Corp.

		Segment
Six Months Ended		Operating	Segment
February 26, 2005	Net Sales	Income (Loss)	Assets
Class Rings	$67,502	$8,786	$219,413
Yearbooks	15,929	(10,788)	177,731
Graduation Products	19,319	1,116	71,032
Achievement Publications	9,294	1,503	35,816
Other	10,061	(258)	36,247

Total	$122,105	$359	$540,239

American Achievement Corporation
(Successor)

		Segment
Six Months Ended		Operating	Segment
February 26, 2005	Net Sales	Income (Loss)	Assets
Class Rings	$67,502	$8,786	$218,007
Yearbooks	15,929	(10,788)	176,453
Graduation Products	19,319	1,116	70,577
Achievement Publications	9,294	1,503	35,587
Other	10,061	(258)	36,010

Total	$122,105	$359	$536,634

American Achievement Corporation
(Predecessor)

		Segment
Six Months Ended		Operating
February 28, 2004	Net Sales	Income (Loss)
Class Rings	$69,777	$11,693
Yearbooks	16,165	(7,163)
Graduation Products	19,220	747
Achievement Publications	11,634	4,595
Other	9,650	622

Total	$126,446	$10,494

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

Notes to Condensed Consolidated Financial Statements – (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

14. Recent Accounting Pronouncements

     In May 2004, FASB issued FASB Staff Position (“FSP”) 106-2 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Subsidy Act”). The Medicare Subsidy Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Medicare Subsidy Act as an actuarial gain, to the extent the related post-retirement medical plan’s total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. During the first quarter of fiscal 2005, the Company adopted the provisions of this pronouncement and noted a reduction of service costs for fiscal 2005 of $93 as a component of net postretirement health care costs attributable to current services.

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

     In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for the Company beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on the Company’s financial statements.

     In December 2004, FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). FAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. FAS 123R is applicable for all interim and annual periods for fiscal years beginning after June 15, 2005. This statement is effective for the Company beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our condensed consolidated financial condition and results of operations should be read in conjunction with the information contained in our condensed consolidated financial statements and the notes thereto. The consolidated financial statements, and the notes thereto, have been prepared in accordance with U.S. GAAP. The comparative financial information contains the pre-Merger periods for the three months and six months ended February 28, 2004 (“Predecessor”) and the post-Merger periods for the three months and six months ended February 26, 2005 (“Successor”). In reviewing this comparative financial information, readers should remember that the Predecessor period results of operations do not reflect the effects of the acquisition and the application of purchase accounting. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements.”

     The following management’s discussion and analysis gives effect of the restatement as discussed in Note 13.

Basis of Presentation

     We present financial information relating to American Achievement Corporation (“AAC”) and its subsidiaries in this report, including in this discussion and analysis. AAC’s consolidated financial statements are substantially identical to what AAC Group Holding Corp.’s (“Group Holdings”, a separate public company, together with AAC, the “Company”) consolidated financial statements would look like had Group Holdings prepared separate financial statements for this report. Group Holdings was formed in November 2004. Its only assets are 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of AAC. Group Holdings conducts all of its business through AAC and its subsidiaries.

Recent Developments

     On April 25, 2005, David G. Fiore, our President and Chief Executive Officer, informed us of his plans to retire. On July 20, 2005, we announced that Donald J. Percenti was appointed to replace Mr. Fiore as our Chief Executive Officer effective September 1, 2005. Mr. Percenti has most recently served as our Senior Vice President On Campus and General Manager for Printing.

General

     We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, achievement publications and recognition and affinity jewelry in the United States. We serve the high school, college and, to a lesser extent, elementary and junior high school markets. We market and sell yearbooks in all of the markets we serve. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the high school, college and junior high school markets. Our achievement publications segment produces, markets, and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers. Our other segment consists primarily of jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products and professional sports championship rings such as World Series rings.

     Our ability to meet our debt service and other obligations depends in significant part on how successful we are in maintaining our business and further implementing our business strategy. Our business plan envisions several long-term growth initiatives, including the development of new products. The components of our strategy are subject to significant business, economic and competitive uncertainties and contingencies.

     Numerous raw materials are used in the manufacture of our products. Gold, precious, semiprecious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. We purchase all of our gold from a single supplier, The Bank of Nova Scotia, through our existing gold consignment agreement. We consign the majority of our gold and pay for gold as our products are shipped to customers. We also purchase the majority of our semi-precious stones from a single supplier in Germany. The prices for these products are denominated in Euros. We generally are able to pass on price increases in gold and stones to our customers as such increases are realized by us, however, this may not always be the case. Gold prices have increased and the U.S. dollar has continued to lose valuation when compared to the Euro during the first two quarters of our fiscal year 2005. We expect these trends to continue at least through the end of our fiscal year 2005, and perhaps thereafter.

     We face strong competition for most of our principal products. The class ring and yearbook markets are highly concentrated and consist primarily of a few national manufacturers (of which we are one) and, to a significantly lesser extent, small regional competitors. Our achievement publications compete with one national manufacturer and, to a lesser extent, with various other companies. We believe that it would be costly and time-consuming for new competitors to replicate the production and distribution capabilities necessary to compete effectively in this market, and as a result, there have been no major new competitors in the last 60 years.

     We experience seasonal fluctuations in our net sales tied primarily to the school year. We recorded 22% and 43% of our fiscal year 2004 net sales in our first and third quarters, respectively. Class ring sales are highest during October through December, with most orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. We have historically experienced operating losses during our fourth fiscal quarter, which includes the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from April through August.

     We also have exposure to market risk relating to changes in interest rates on our variable rate debt. Our senior secured credit facility (revolver and term loan) and existing gold consignment agreement are variable rate arrangements. The interest rates are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread.

     Historically, growth in the class rings, yearbooks and graduation products market has been driven primarily by demographics. The U.S. Department of Education projects that the number of high school and college graduates will grow by an average of 2.1% and 1.7% per year, respectively, from 2004 to 2008. Additionally, the U.S. Census Bureau projects that the total U.S. population will increase by 9.5% between 2000 and 2010. Both the increased population, and the increased number of high school and college graduates should expand the market for our products.

Company Background

     In November of 2004, the stockholders of AAC Holding Corp. participated in an exchange, pursuant to which they exchanged their shares of common stock in AAC Holding Corp for a like amount of shares in Group Holdings. In November 2004, Group Holdings issued $131.5 million of 10 1/4% senior discount notes generating net proceeds of $89.3 million (the “10 1/4% Notes”) . Group Holdings is the sole obligor of these notes. The net proceeds of this offering were used to repurchase shares of Group Holdings common stock from its stockholders.

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

     The Merger was financed by a cash equity investment in AAC Holding Corp. by an investor group led by Fenway Partners of $102.0 million, the borrowing by AAC of $155.0 million under a seven-year term loan and $2.0 million under a six-year revolving loan, each under AAC’s senior secured credit facility and the issuance by AAC of $150.0 million aggregate principal amount of 8 1/4% senior subordinated notes due 2012 (the “8 1/4% Notes”). Proceeds of these financing arrangements were used to redeem the outstanding Series A Preferred Stock of AAC, refinance AAC’s existing indebtedness, including the redemption of $41.4 million of AAC’s 11% subordinated notes due 2007 and completion of a debt tender offer to acquire all of AAC’s existing 11 5/8% senior unsecured notes due 2007 (the “11 5/8% Notes”), and pay transaction costs and expenses. Pursuant to the debt tender offer, AAC retired $170.9 million of the 11 5/8% Notes for an aggregate price of $193.8 million and eliminated substantially all of the restrictive covenants associated with such notes. In addition, as part of the Merger, AAC terminated its then existing senior secured credit facility and terminated its management contract with its previous owners. AAC also entered into an amendment of its existing gold consignment agreement and entered into a new management agreement with an affiliate of Fenway Partners.

     As a result of the Merger, AAC has reflected pre-Merger periods from November 30, 2003 to February 28, 2004 and August 31, 2003 to February 28, 2004 (“Predecessor”) and post-Merger periods from November 28, 2004 to February 26, 2005 and August 29, 2004 to February 26, 2005 (“Successor”) in its condensed consolidated financial statements. During the three months and six months ended February 26, 2005, AAC recognized in its consolidated statements of operations approximately $2.5 million and $4.9 million, respectively of additional amortization expense of intangible assets as selling, general and administrative expenses, all as compared to its historical basis of accounting prior to the Merger.

     Our predecessor was founded when the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L. G. Balfour Company, Inc., were combined in December 1996. AAC was formed in June 2000 to serve as a holding company for these operations as well as any future acquisitions. In June 2000, we acquired the Taylor Senior Holding Company, the parent company of Taylor Publishing, whose primary business was designing and printing student yearbooks. In March 2001, AAC acquired all of the capital stock of ECI, which publishes achievement publications. In July 2002, AAC acquired all the outstanding stock and warrants of Milestone Marketing, a marketer of class rings and other graduation products to the college market. In January 2004, AAC acquired C-B Graduation Announcements, a marketer of graduation products to the college market.

     Beginning on March 25, 2004, we accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” which results in a new valuation of our assets and liabilities based upon the fair values as of the date of the Merger. As required under SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” we have reflected all applicable purchase accounting adjustments in the consolidated financial statements covering periods subsequent to the Merger. As required, we have established a new basis for assets and liabilities based on the amount paid for ownership at March 25, 2004. Accordingly, the purchase price of $419.2 million was allocated to the assets and liabilities based on their relative fair values.

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

     Sales Returns and Allowances. We make estimates of potential future product returns related to current period product revenue. We analyze the previous five years’ average historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Product returns as a percentage of net sales have been 1.8%, 1.9% and 2.2% for the fiscal years ended 2004, 2003 and 2002, respectively. Product warranty costs as a percentage of net sales have been 0.3%, 0.2% and 0.4% for the fiscal years ended 2004, 2003 and 2002, respectively. A ten percent increase in product returns and product warranty costs would result in a reduction of annual net sales of approximately $0.6 million and $0.1 million, respectively, based on fiscal year end 2004 rates. Material differences could result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates.

     Allowance for Doubtful Accounts and Reserve on Sales Representative Advances. We make estimates of potentially uncollectible customer accounts receivable and receivables arising from sales representative draws paid in excess of earned commissions. Our reserves are based on an analysis of individual customer and salesperson accounts and historical write-off experience. Our analysis includes the age of the receivable, customer or salesperson creditworthiness and general economic conditions. Write-offs of doubtful accounts as a percentage of net sales have been 0.6%, 0.5% and 0.5% for the fiscal years ended

2004, 2003 and 2002, respectively. Write-offs of sales representative advances as a percentage of net sales have been 0.7%, 0.9% and 0.9% for the fiscal years ended 2004, 2003 and 2002, respectively. A ten percent increase in write-offs of doubtful accounts and sales representative advances would result in a reduction of annual net sales of approximately $0.2 million and $0.2 million, respectively, based on fiscal year ended 2004 rates. We believe that our results could be materially different if historical trends do not reflect actual results or if economic conditions worsened.

     Goodwill and Other Intangible Assets. We account for our long-lived assets with indefinite lives under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” or SFAS No. 142. Under SFAS No. 142 we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units and determining fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on historical performance and future estimated results. As of the Merger, a third party valuation, among other factors, was used by management in formulating other intangible assets values and the residual goodwill.

     We believe that we had no unrecorded impairment as of August 28, 2004 and August 30, 2003; however, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets. As of August 28, 2004, goodwill and indefinite-lived intangible assets totaled $232.2 million and represented 44% of total assets and 214% of equity.

     Long-lived Tangible and Intangible Assets with Definite Lives. We test our long-lived tangible and intangible assets with definite lives for impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review long-lived tangible and intangible assets with definite lives whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination is made. In applying this standard, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate we utilize to evaluate potential investments. As of the Merger, a third party valuation was used in formulating our long-lived tangible and intangible assets with definite lives.

Results of Operations

Three Months Ended February 26, 2005 (Successor) Compared to Three Months Ended February 28, 2004 (Predecessor)

     Group Holdings was not formed until November of 2004. We are therefore comparing our results of operations for the three months ended February 26, 2005, which include results of operations for both Group Holdings and AAC, with the results of operations of AAC by itself for the three months ended February 28, 2004. The inclusion of the results of Group Holdings for the three months ended February 26, 2005 only adds additional interest expense or $2.4 million from the issuance of the 10 1/4% Notes and increases the tax benefit by $1.4 million.

     The following table sets forth selected information for Group Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	AAC Group Holding Corp.			American Achievement Corporation
			(Successor)		(Predecessor)
	For the three		For the three		For the three
	months ended		months ended		months ended
	February 26,		February 26,	% of Net	February 28,	% of Net
	2005	% of Net Sales	2005	Sales	2004	Sales
Net sales	$58,823	100.0%	$58,823	100.0%	$58,518	100.0%
Cost of sales	23,150	39.4%	23,150	39.4%	21,538	36.8%

Gross profit	35,673	60.6%	35,673	60.6%	36,980	63.2%
Selling, general and administrative expenses	35,677	60.6%	35,677	60.6%	31,910	54.5%

Operating income (loss)	(4)	0.0%	(4)	0.0%	5,070	8.7%
Interest expense, net	8,172	13.9%	5,772	9.8%	6,917	11.8%

Loss before income taxes	(8,176)	(13.9)%	(5,776)	(9.8)%	(1,847)	(3.1)%
Benefit for income taxes	(3,718)	(6.3)%	(2,311)	(3.9)%	—	0.0%

Net loss	$(4,458)	(7.6)%	$(3,465)	(5.9)%	$(1,847)	(3.1)%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $0.3 million, or 0.5%, to $58.8 million for the three months ended February 26, 2005 from $58.5 million for the three months ended February 28, 2004.

The following details the changes in net sales during such periods by business segment.

Class Rings. Net sales decreased $0.4 million to $32.7 million for the three months ended February 26, 2005 from $33.1 million for the three months ended February 29, 2004. The decrease in net sales was the result of timing differences from on-campus high school ring shipments.

Yearbooks. Net sales increased $0.5 million to $3.0 million for the three months ended February 26, 2005 from $2.5 million for the three months ended February 29, 2004. The increase in net sales was the result of an increase in average yearbook contract prices.

Graduation Products. Net sales decreased $0.2 million to $16.4 million for the three months ended February 26, 2005 from $16.6 million for the three months ended February 29, 2004. The decrease in net sales was the result of a decrease in timing of shipments of graduation products.

Achievement Publications. Net sales increased $0.1 million to $0.5 million for the three months ended February 26, 2005 from $0.4 million for the three months ended February 29, 2004. The increase in net sales was the result increased collateral sales.

Other. Net sales increased $0.4 million to $6.3 million for the three months ended February 26, 2005 from $5.9 million for the three months ended February 29, 2004. The increase in net sales was directly related to shipments of family jewelry for the Christmas holidays.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 60.6% for the three months ended February 26, 2005, a 2.6 percentage point decrease from 63.2% for the three months ended February 28, 2004. The decrease was a result of the product mix in the ring shipments, increased material costs, and the timing of yearbook product shipments. These declines were partially offset by continued efficiencies in our graduation product manufacturing facility. Overall, gross profit decreased $1.3 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.8 million, or 11.8%, to $35.7 million for the three months ended February 26, 2005 from $31.9 million for the three months ended February 28, 2004. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses decreased $0.6 million to $23.0 million or 39.1% of net sales, for the three months ended February 26, 2005 from $23.6 million or 40.3% of net sales, for the three months ended February 28,

2004. The decrease in selling and marketing expenses was primarily the result of decreased marketing expenses and commissions as a result of lower sales of class rings.

General and administrative expenses for the three months ended February 26, 2005 were $12.7 million, or 21.6% of net sales, as compared to $8.3 million, or 14.2% of net sales, for the three months ended February 28, 2004. The increase in general and administrative expenses was primarily the result of the impact of purchase accounting increasing amortization expense by $2.5 million and a one-time management bonus.

Operating Income. As a result of the foregoing, operating income was $0.0 million for the three months ended February 26, 2005 as compared with operating income of $5.1 million, or 8.7% of net sales, for the three months ended February 28, 2004. The majority of the decrease was attributable to the increase in amortization and the one-time management bonus. The class rings segment reported operating income of $3.1 million for the three months ended February 26, 2005 as compared with operating income of $5.6 million for the three months ended February 29, 2004. The yearbooks segment reported an operating loss of $5.3 million for the three months February 26, 2005 as compared with an operating loss of $3.2 million for the three months ended February 29, 2004. The graduation products segment reported operating income of $2.9 million for the three months ended February 26, 2005 as compared with operating income of $2.6 million for the three months ended February 29, 2004. The achievement publications segment reported an operating loss of $1.2 million for the three months ended February 26, 2005 as compared with an operating loss of $0.8 million for the three months ended February 29, 2004. The other segment reported operating income of $0.5 million for the three months ended February 26, 2005 as compared with operating income of $0.9 million for the three months ended February 29, 2004.

Interest Expense, Net. For AAC, net interest expense was $5.8 million for the three months ended February 26, 2005 and $6.9 million for the three months ended February 28, 2004. The average debt outstanding of AAC for the three months ended February 26, 2005 and the three months ended February 28, 2004 was $319 million and $226 million, respectively. The weighted average interest rate on debt outstanding of AAC for the three months ended February 26, 2005 and the three months ended February 28, 2004 was 6.7% and 12.1%, respectively.

For Group Holdings, net interest expense was $8.2 million for the three months ended February 26, 2005. The average debt outstanding of Group Holdings for the three months ended February 26, 2005 was $410 million. The weighted average interest rate on debt outstanding of Group Holdings for the three months ended February 26, 2005 was 7.5%.

Benefit for Income Taxes. For the three months ended February 26, 2005 and February 28, 2004, AAC recorded an income tax benefit of $2.3 million and a provision of $0, respectively, which represents an effective tax rate of 40% and 0%, respectively. Due to the impact of purchase accounting on deferred taxes as a result of the Merger, AAC has recognized a net deferred tax liability. AAC has an effective rate of 40% for the three months ended February 26, 2005 to represent an estimated federal and state income tax benefit. For the three months ended February 28, 2004, no net federal income tax benefit was reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards was not considered to be more likely than not. Although state taxes were expected for the year ended 2004, no benefit was recorded for the three months ended February 28, 2004 due to the valuation allowance.

For the three months ended February 26, 2005, Group Holdings recorded an income tax benefit of $3.7 million, which represents an effective tax rate of 45%. Due to the impact of purchase accounting on deferred taxes as a result of the Merger, Group Holdings has recognized a net deferred tax liability. Group Holdings has an effective rate of 45% for the three months ended February 26, 2005 to represent an estimated federal and state income tax benefit and the non-deductibility of a portion of its interest on high-yield debt.

Net Loss. As a result of the foregoing, AAC reported a net loss of $3.5 million for the three months ended February 26, 2005 as compared to a net loss of $1.8 million for the three months ended February 28, 2004.

As a result of the foregoing, Group Holdings reported a net loss of $4.5 million for the three months ended February 26, 2005.

Six Months Ended February 26, 2005 (Successor) Compared to Six Months Ended February 28, 2004 (Predecessor)

     Group Holdings was not formed until November of 2004. We are therefore comparing our results of operations for the six months ended February 26, 2005, which include results of operations for both Group Holdings and AAC, with the results of operations of AAC by itself for the six months ended February 28, 2004. The inclusion of the results of Group Holdings for the six months ended February 26, 2005 only adds additional interest expense of $2.8 million from the issuance of the 10 1/4% Notes and increases the tax benefit by $1.8 million.

     The following table sets forth selected information for Group Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	AAC Group Holding Corp.			American Achievement Corporation
			(Successor)		(Predecessor)
	For the six		For the six		For the six
	months ended		months ended		months ended
	February 26,		February 26,	% of Net	February 28,	% of Net
	2005	% of Net Sales	2005	Sales	2004	Sales
Net sales	$122,105	100.0%	$122,105	100.0%	$126,446	100.0%
Cost of sales	50,466	41.3%	50,466	41.3%	51,582	40.8%

Gross profit	71,639	58.7%	71,639	58.7%	74,864	59.2%
Selling, general and administrative expenses	71,280	58.4%	71,280	58.4%	64,370	50.9%

Operating income	359	0.3%	359	0.3%	10,494	8.3%
Interest expense, net	14,290	11.7%	11,488	9.4%	13,898	11.0%

Loss before income taxes	(13,931)	(11.4)%	(11,129)	(9.1)%	(3,404)	(2.7)%
Benefit for income taxes	(6,217)	(5.1)%	(4,452)	(3.6)%	—	0.0%

Net loss	$(7,714)	(6.3)%	$(6,677)	(5.5)%	$(3,404)	(2.7)%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $4.3 million, or 3.4%, to $122.1 million for the six months ended February 26, 2005 from $126.4 million for the six months ended February 28, 2004. This decrease in net sales was due primarily to a decline in class rings and timing of shipments in achievement publications.

The following details the changes in net sales during such periods by business segment.

Class Rings. Net sales decreased $2.2 million to $67.6 million for the six months ended February 26, 2005 from $69.8 million for the six months ended February 29, 2004. The decrease in net sales was the result of a decline in college ring sales of $0.9 million and high school ring sales of $1.3 million.

Yearbooks. Net sales decreased $0.1 million to $16.0 million for the six months ended February 26, 2005 from $16.1 million for the six months ended February 29, 2004. The decrease in net sales was the result of a decrease in yearbook shipments.

Graduation Products. Net sales increased $0.1 million to $19.4 million for the six months ended February 26, 2005 from $19.3 million for the six months ended February 29, 2004. The increase in net sales was the result of an increase in shipments of graduation products.

Achievement Publications. Net sales decreased $2.3 million to $9.3 million for the six months ended February 26, 2005 from $11.6 million for the six months ended February 29, 2004. The decrease in net sales was the result of not publishing The National Dean’s List (the “Dean’s List Book”), our publication honoring exceptional college students, in November 2004. In fiscal year 2004, this book was published in both November 2003 and August 2004, while in fiscal year 2005, it will only be published in August 2005.

Other. Net sales increased $0.4 million to $10.0 million for the six months ended February 26, 2005 from $9.6 million for the six months ended February 29, 2004. The increase in net sales was directly related to shipments of family jewelry for the Christmas holidays.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 58.7% for the six months ended February 26, 2005, a 0.5 percentage point decrease from 59.2% for the six months ended February 28, 2004. The decrease was a result of lower per unit sales prices of rings as a result of product mix and increased material costs. The decline was partially offset by continued gross margin improvements in both our yearbook and graduation products manufacturing facilities. Overall, gross profit decreased $3.2 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.9 million, or 10.9%, to $71.3 million for the six months ended February 26, 2005 from $64.4 million for the six months ended February 28, 2004. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $0.9 million to $48.1 million or 39.4% of net sales, for the six months ended February 26, 2005 from $47.2 million or 37.4% of net sales, for the six months ended February 28, 2004. The increase in selling and marketing expenses was primarily the result of increased marketing expenses related to yearbooks offset by decreased marketing expenses and commissions as a result of lower sales of class rings.

General and administrative expenses for the six months ended February 26, 2005 were $23.2 million, or 19.0% of net sales, as compared to $17.1 million, or 13.5% of net sales, for the six months ended February 28, 2004. The increase in general and administrative expenses was primarily the result of the impact of purchase accounting increasing amortization expense by $4.9 million and a one-time management bonus.

Operating Income. As a result of the foregoing, operating income was $0.4 million, or 0.3% of net sales, for the six months ended February 26, 2005 as compared with operating income of $10.5 million, or 8.3% of net sales, for the six months ended February 28, 2004. The class rings segment reported operating income of $8.7 million for the six months ended February 26, 2005 as compared with operating income of $11.7 million for the six months ended February 29, 2004. The yearbooks segment reported an operating loss of $10.8 million for the six months February 26, 2005 as compared with an operating loss of $7.1 million for the six months ended February 29, 2004. The graduation products segment reported operating income of $1.1 million for the six months ended February 26, 2005 as compared with operating income of $0.7 million for the six months ended February 29, 2004. The achievement publications segment reported operating income of $1.5 million for the six months ended February 26, 2005 as compared with operating income of $4.6 million for the six months ended February 29, 2004. The other segment reported an operating loss of $0.3 million for the six months ended February 26, 2005 as compared with operating income of $0.6 million for the six months ended February 29, 2004.

Interest Expense, Net. For AAC, net interest expense was $11.5 million for the six months ended February 26, 2005 and $13.9 million for the six months ended February 28, 2004. The average debt outstanding of AAC for the six months ended February 26, 2005 and the six months ended February 28, 2004 was $324 million and $230 million, respectively. The weighted average interest rate on debt outstanding of AAC for the six months ended February 26, 2005 and the six months ended February 28, 2004 was 6.6% and 11.9%, respectively.

For Group Holdings, net interest expense was $14.3 million for the six months ended February 26, 2005. The average debt outstanding of Group Holdings for the six months ended February 26, 2005 was $377 million. The weighted average interest rate on debt outstanding of Group Holdings for the six months ended February 26, 2005 was 7.1%.

Benefit for Income Taxes. For the six months ended February 26, 2005 and February 28, 2004, AAC recorded an income tax benefit of $4.5 million and a provision of $0, respectively, which represents an effective tax rate of 40% and 0%, respectively. Due to the impact of purchase accounting on deferred taxes as a result of the Merger, AAC has recognized a net deferred tax liability. AAC has an effective rate of 40% for the six months ended February 26, 2005 to represent an estimated federal and state income tax benefit. For the six months ended February 28, 2004, no net federal income tax benefit was reflected in the statement of operations for net operating losses to be carried forward since realization of the potential benefit of net operating loss carry-forwards was not considered to be more likely than not. Although state taxes were expected for the year ended 2004, no benefit was recorded for the six months ended February 28, 2004 due to the valuation allowance.

For the six months ended February 26, 2005, Group Holdings recorded an income tax benefit of $6.2 million, which represents an effective tax rate of 45%. Due to the impact of purchase accounting on deferred taxes as a result of the Merger, Group Holdings has recognized a net deferred tax liability. Group Holdings has an effective rate of 45% for the six months ended February 26, 2005 to represent an estimated federal and state income tax benefit and the non-deductibility of a portion of its interest on high-yield debt.

Net Loss. As a result of the foregoing, AAC reported a net loss of $6.7 million for the six months ended February 26, 2005 as compared to a net loss of $3.4 million for the six months ended February 28, 2004.

As a result of the foregoing, Group Holdings reported a net loss of $7.7 million for the six months ended February 26, 2005.

Liquidity and Capital Resources

Operating Activities. For AAC, operating activities provided cash of $25.2 million for the six months ended February 26, 2005 compared to cash provided of $34.1 million for the six months ended February 28, 2004. The $8.9 million decrease in cash used in operating activities was primarily attributable to a decrease in accounts payable, accrued expenses, and other long-term liabilities of $11.6 million and a decrease in deferred revenue of $2.1 million, partially offset by an increase in accounts receivable of $1.6 million, net income (net of non-cash items) of $1.3 million, an increase in prepaid expenses and other assets of $0.9 million, an increase in customer deposits of $0.5 million, and an increase in inventory of $0.4 million.

For Group Holdings, operating activities provided cash of $21.7 million for the six months ended February 26, 2005.

Investing Activities. Capital expenditures for the six months ended February 26, 2005 were $6.6 million compared to capital expenditures of $11.2 million for the six months ended February 28, 2004. The acquisition of CB Announcements was $5.0 million during the six months ended February 28, 2004. Our projected capital expenditures for the entire fiscal year 2005 are expected to be approximately $14.5 million.

Financing Activities. For AAC, financing activities used cash of $11.3 million for the six months ended February 26, 2005 compared to cash used of $10.4 million for the six months ended February 28, 2004.

For Group Holdings, financing activities used cash of $7.6 million for the six months ended February 26, 2005.

Capital Resources. In February 2002, AAC issued $177.0 million of unsecured senior notes due 2007 and entered into a $40.0 million senior secured revolving credit facility. At that time, AAC repaid in full all outstanding term loans and revolving loans under the former credit agreement, as well as the outstanding bridge note, and settled all but $25.0 million (notional amount) of our interest rate swap agreements. As of the date of the Merger, all amounts outstanding under this senior secured revolving credit facility and $170.0 of the unsecured senior notes due 2007 were repaid.

In connection with the Merger, AAC entered into its existing $195.0 million senior secured credit facility and issued $150.0 million of the 8.25% senior subordinated notes.

The senior secured credit facility provides a $155.0 million term loan, maturing in 2011, and up to $40.0 million in available revolving loan borrowings, maturing in 2010. As of February 26, 2005, the revolver was undrawn. The senior secured credit facility imposes certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the senior secured credit facility contains financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on its ability to make capital expenditures. The senior secured credit facility is secured by substantially all of the assets of AAC, is guaranteed by and secured by the assets of some of its existing and future domestic subsidiaries, if any, and by a pledge of all of the capital stock of some of its existing and future domestic subsidiaries, if any. The senior secured credit facility is also guaranteed by Holdings.

AAC is required to pay cash interest on the 8.25% Notes semi-annually in arrears on April 1 and October 1 of each year. The 8.25% Notes have no scheduled amortization and mature on April 1, 2012. The indenture governing the 8.25% Notes contains certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. The 8.25% Notes are guaranteed by certain of AAC’s existing and future domestic subsidiaries.

In November 2004, Group Holdings issued $89.3 million (gross proceeds) of the 10 1/4% Notes. The 10 1/4% Notes accrete to $131.5 million aggregate principal amount at maturity. Interest accrues on the 10 1/4% Notes in the form of an increase in the accreted value of such notes prior to October 1, 2008. Thereafter, cash interest on the 10 1/4% Notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009, at a rate of 10.25% per annum. The 10 1/4% Notes are Group Holdings’ unsecured obligation and rank equally with all of its future senior obligations and senior to its future subordinated indebtedness. The 10 1/4% Notes are effectively subordinated to Group Holdings’ future secured indebtedness to the extent of the assets securing that indebtedness and are structurally subordinated to all indebtedness and other obligations of Group Holdings’ subsidiaries, including AAC. We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness.

We expect that cash generated from operating activities and availability under the senior secured credit facility will be our principal sources of liquidity. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under the senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the senior secured credit facility in amounts sufficient to enable us to repay our indebtedness, including the notes, or to fund our other liquidity needs. To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Off Balance-Sheet Obligations

Gold Consignment Agreement. Under AAC’s gold consignment financing arrangement, AAC has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at AAC’s facilities and other approved locations, as specified by the agreement. AAC expensed consignment fees of $87 for the three months ended February 26, 2005 and $87 for the three months ended February 28, 2004. AAC expensed consignment fees of $174 for the six months ended February 26, 2005 and $154 for the six months ended February 28, 2004. Under the terms of the consignment arrangement, AAC does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from AAC in payment for the gold purchased. Accordingly, AAC does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of February 26, 2005 and August 28, 2004, AAC held approximately 20,500 ounces and 19,460 ounces, respectively, of gold valued at $8.9 million and $7.9 million, respectively, on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 day written notice.

Seasonality

     The seasonal nature of our various businesses tends to be tempered by our broad product mix. Class ring sales are highest during October through December, with most orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are also seasonal. The majority of our achievement publications are shipped in November and August of each year. The remaining recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day.

     As a result of the foregoing, we have historically experienced operating losses during our fourth fiscal quarter, which includes the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from April through August.

Recent Accounting Pronouncements

     In May 2004, FASB issued FASB Staff Position (“FSP”) 106-2 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Subsidy Act”). The Medicare Subsidy Act entitles employers who provide certain prescription drug benefits for retirees to receive a federal subsidy beginning in calendar 2006, thereby creating the potential for significant benefit cost savings. FSP 106-2 requires companies to record the amount expected to be received under the Medicare Subsidy Act as an actuarial gain, to the extent the related post-retirement medical plan’s total unrecognized actuarial gains or losses exceed certain thresholds, to be amortized into income over time. During the first quarter of fiscal 2005, we adopted the provisions of this pronouncement and noted a reduction of service costs for fiscal 2005 of $93 as a component of net postretirement health care costs attributable to current services.

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

     In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for us beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on our financial statements.

     In December 2004, FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). FAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. FAS 123R is applicable for all interim and annual periods for fiscal years beginning after June 15, 2005. This statement is effective for us beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have market risk exposure relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Our senior secured credit facility (revolver and term loan) and gold consignment agreement are variable rate arrangements. The interest rates are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread. Other financial instruments subject to interest rate risk consist of long-term debt. As of February 26, 2005, these financial instruments represented a net liability of $169.8 million. Each quarter point change in interest rates would result in a $0.5 million change in annual interest expense on the senior secured credit facility, assuming the entire revolving loan were drawn.

Semi-Precious Stones. We purchase the majority of our semi-precious stones from a single source supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. The prices for these products are denominated in Euros. Each ten percent change in the Euro exchange rate would result in a $0.8 million change in cost of goods sold, assuming stone purchase levels approximate the levels in fiscal 2004. In order to hedge market risk, we have from time-to-time purchased forward currency contracts. During the three months ended February 26, 2005, we did not purchase any Euro forward contracts and did not have any such contracts outstanding.

Gold. We purchase all of our gold from The Bank of Nova Scotia through our existing gold consignment agreement described above. We consign the majority of our gold and pay for gold as our products are shipped to customers and as required by the terms of our gold consignment agreement. Each ten percent change in the price of gold would result in a $2.3 million change in cost of goods sold, assuming gold purchase levels approximate the levels in fiscal 2004. As of February 26, 2005, we had hedged a majority of our gold requirements for fiscal 2005 through the purchase of gold options.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In addition, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Additionally, our President and Chief Executive Officer and Chief Financial Officer determined that there were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls during the period covered by this quarterly report.

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

You should consider the risks described in Group Holdings’ Registration Statement on Form S-4 Amendment No. 1 (File No. 333-121479) filed on February 10, 2005 as you review this quarterly report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 11, 2004, Frederick Goldman, Inc. (the “Licensee”) filed an arbitration claim against the Company’s subsidiary, CBI, for an unspecified monetary amount alleging, among other things, that CBI had improperly attempted to convert an exclusive license CBI granted to the Licensee to a non-exclusive license. The arbitration proceedings have concluded with the arbitrator ruling that the Licensee has an exclusive license. In addition, on February 10, 2004, the Licensee commenced a lawsuit in federal district court in New York against CBI alleging that CBI breached the license agreement by granting third parties rights in violation of the Licensee’s exclusive rights under the license agreement. The district court claim seeks injunctive and monetary relief. The Licensee has not specified the exact amount of monetary relief that it seeks, but has asked for an amount not less than $10.0 million. The parties have agreed to submit to non-binding mediation in an attempt to resolve this action in its early stages of litigation. The mediation is scheduled for August 16, 2005. The district court has agreed to effectively stay the proceedings until the conclusion of the mediation.

     On August 2, 2004, the Company’s subsidiary Taylor Publishing Company (“Taylor”) filed a motion in United States Bankruptcy Court, Eastern District of Virginia, Norfolk Division, Case No. 03-75562-SCS to recover certain data and documents pursuant to a teleservices contract between Taylor and Abacus Communications, LC (“Abacus”), the chapter 11 debtor. Subsequent to court approval of Abacus turning over the documents and data requested, Abacus filed a counterclaim against Taylor for approximately $840,000 plus interest for unpaid billings that it claims are owed under the teleservices contract with Taylor. In February 2005, the Company reached a settlement with Abacus which did not have a material impact on the Company's financial position.

     There are no other material pending legal proceedings to which the Company is a party or to which any of its property is subject. The Company monitors all claims, and the Company accrues for those, if any, which management believes may be adversely decided against the Company and result in money damages to a third party.

ITEM 6. EXHIBITS

     (a) Exhibits

EXHIBIT
NUMBER	DESIGNATION
31.1	CEO Certification Accompanying Period Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Accompanying Period Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Accompanying Period Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Accompanying Period Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: August 5, 2005

AAC GROUP HOLDING CORP. AMERICAN ACHIEVEMENT CORPORATION
By:	/s/ DAVID G. FIORE
David G. Fiore
CHIEF EXECUTIVE OFFICER (principal executive officer)

By:	/s/ SHERICE P. BENCH
Sherice P. Bench
CHIEF FINANCIAL OFFICER (principal financial officer)