Form 10-Q
period 2006-05-27
AAC Group Holding Corp.; AMERICAN ACHIEVEMENT CORP
filed 2006-07-11
CIK 1311835, 1168468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 27, 2006
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
REGISTRANTS’ TELEPHONE NUMBER, INCLUDING AREA CODE (512) 444-0571
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☐ No ☑.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The number of shares outstanding of AAC Group Holding Corp. as of May 27, 2006 was 505,460 shares of common stock, par value $.01. The number of shares outstanding of American Achievement Corporation as of May 27, 2006 was 100 shares of common stock, par value $.01.

FOR THE QUARTERLY PERIOD ENDED MAY 27, 2006
INDEX
Explanatory Note
This Form 10-Q is a combined quarterly report being filed separately by two registrants: AAC Group Holding Corp. and American Achievement Corporation. Unless the context indicates otherwise, any reference in this report to “Group Holdings” refers to AAC Group Holding Corp. and any reference to “AAC” refers to American Achievement Corporation, the indirect wholly-owned operating subsidiary of Group Holdings. The “Company”, “we”, “us”, and “our” refer to AAC Group Holding Corp., together with American Achievement Corporation and its consolidated subsidiaries. Each Registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)
(unaudited)

	AAC Group Holding Corp.		American Achievement Corporation
	May 27, 2006	August 27, 2005	May 27, 2006	August 27, 2005
ASSETS
Current assets:
Cash and cash equivalents	$6,300	$4,324	$5,783	$4,093
Accounts receivable, net	71,609	39,803	71,609	39,803
Inventories, net	25,353	22,221	25,353	22,221
Deferred tax asset	6,760	6,760	6,760	6,760
Prepaid expenses and other current assets, net	21,476	22,785	21,476	22,785

Total current assets	131,498	95,893	130,981	95,662
Property, plant and equipment, net	76,482	75,943	76,482	75,943
Goodwill	184,565	184,026	184,565	184,026
Other intangible assets, net	143,165	153,265	140,092	150,112
Other assets	4,087	3,809	4,087	3,809

Total assets	$539,797	$512,936	$536,207	$509,552

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank overdraft	$5,025	$3,730	$5,025	$3,730
Accounts payable	12,764	13,959	12,764	13,959
Customer deposits	38,985	17,762	38,985	17,762
Accrued expenses	38,469	26,263	38,458	26,252
Deferred revenue	623	1,004	623	1,004
Accrued interest	3,726	7,370	3,726	7,370
Current portion of long-term debt	1,090	1,409	1,090	1,409

Total current liabilities	100,682	71,497	100,671	71,486
Long-term debt, net of current portion	367,363	384,367	255,693	287,711
Deferred tax liabilities	31,826	24,877	37,264	27,748
Other long-term liabilities	6,669	8,377	6,240	8,344

Total liabilities	506,540	489,118	399,868	395,289
Commitments and contingencies
Stockholders’ equity:
Common stock	5	5	—	—
Additional paid-in capital	16,491	16,491	109,046	102,046
Accumulated earnings	17,717	8,278	28,249	13,173
Accumulated other comprehensive loss	(956)	(956)	(956)	(956)

Total stockholders’ equity	33,257	23,818	136,339	114,263

Total liabilities and stockholders’ equity	$539,797	$512,936	$536,207	$509,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

	AAC Group Holding Corp.		American Achievement Corporation
	For the three		For the three
	months ended		months ended
	May 27,	May 28,	May 27,	May 28,
	2006	2005	2006	2005
Net sales	$140,164	$137,123	$140,164	$137,123
Cost of sales	56,566	56,527	56,566	56,527

Gross profit	83,598	80,596	83,598	80,596
Selling, general and administrative expenses	46,760	43,928	46,760	43,928

Operating income	36,838	36,668	36,838	36,668
Interest expense	8,910	8,776	5,980	6,309

Income before income taxes	27,928	27,892	30,858	30,359
Provision for income taxes	12,169	12,299	12,248	12,144

Net income	$15,759	$15,593	$18,610	$18,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Operations
(In thousands)
(unaudited)

	AAC Group Holding Corp.		American Achievement Corporation
	For the nine		For the nine
	months ended		months ended
	May 27,	May 28,	May 27,	May 28,
	2006	2005	2006	2005
Net sales	$257,733	$259,228	$257,733	$259,228
Cost of sales	103,336	106,993	103,336	106,993

Gross profit	154,397	152,235	154,397	152,235
Selling, general and administrative expenses	111,658	115,208	111,658	115,208

Operating income	42,739	37,027	42,739	37,027
Interest expense	25,942	23,066	17,738	17,797

Income before income taxes	16,797	13,961	25,001	19,230
Provision for income taxes	7,358	6,082	9,925	7,692

Net income	$9,439	$7,879	$15,076	$11,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	AAC Group Holding Corp.		American Achievement Corporation
	For the nine months ended		For the nine months ended
	May 27, 2006	May 28, 2005	May 27, 2006	May 28, 2005
Cash flows from operating activities:
Net income	$9,439	$7,879	$15,076	$11,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,132	18,975	19,132	18,975
Deferred income taxes	6,949	5,900	9,516	7,510
Amortization of debt discount and deferred financing fees	8,985	6,422	1,122	1,153
Recovery for doubtful accounts	331	574	331	574
Loss on sale of plant, property and equipment	90	—	90	—
Changes in assets and liabilities:
Accounts receivable	(32,137)	(28,834)	(32,137)	(28,834)
Inventories, net	(3,132)	299	(3,132)	299
Prepaid expenses and other current assets, net	1,324	3,621	1,324	3,621
Other assets	(817)	(606)	(817)	(606)
Customer deposits	21,223	18,054	21,223	18,054
Deferred revenue	(381)	(5,293)	(381)	(5,293)
Accounts payable, accrued expenses, and other long-term liabilities	5,659	(326)	5,263	(345)

Net cash provided by operating activities	36,665	26,665	36,610	26,646
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,878)	(9,755)	(10,878)	(9,755)

Net cash used in investing activities	(10,878)	(9,755)	(10,878)	(9,755)
Cash flows from financing activities:
Payments on revolver	(25,250)	(28,950)	(25,250)	(28,950)
Proceeds from credit facility revolver	25,250	33,450	25,250	33,450
Payments on term loan	(32,337)	(15,140)	(32,337)	(15,140)
Proceeds from stock issuance	7,500	—	—	—
Deferred financing fees	(269)	(3,508)	—	—
Capital contribution from Group Holdings	—	—	7,000	—
Redemption of 11.625% senior notes	—	(6,075)	—	(6,075)
Proceeds from 10.25% notes	—	89,269	—	—
Distribution to stockholders	—	(85,550)	—	—
Change in bank overdraft	1,295	534	1,295	534

Net cash used in financing activities	(23,811)	(15,970)	(24,042)	(16,181)

Net increase in cash and cash equivalents	1,976	940	1,690	710
Cash and cash equivalents, beginning of period	4,324	3,038	4,093	3,038

Cash and cash equivalents, end of period	$6,300	$3,978	$5,783	$3,748

Supplemental disclosure
Cash paid during the period for:
Interest	$20,347	$20,939	$20,347	$20,939

Income taxes	$368	$199	$368	$199

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(unaudited)

					Accumulated
			Additional		other
	Common Stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	earnings	income (loss)	Total
AAC Group Holding Corp.	(Dollars in thousands)
Balance, August 27, 2005	505,460	$5	$16,491	$8,278	$(956)	$23,818

Net income	—	—	—	9,439	—	9,439

Balance, May 27, 2006	505,460	$5	$16,491	$17,717	$(956)	$33,257

					Accumulate
			Additional		Other
	Common Stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	earnings	income (loss)	Total
American Achievement Corporation	(Dollars in thousands)
Balance, August 27, 2005	100	$—	$102,046	$13,173	$(956)	$114,263

Capital contribution from Group Holdings	—	—	7,000	—	—	7,000
Net income	—	—	—	15,076	—	15,076

Balance, May 27, 2006	100	$—	$109,046	$28,249	$(956)	$136,339

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
On November 16, 2004, Group Holdings issued $131.5 million aggregate principal amount at maturity of 10.25% senior discount notes due 2012 (the “10.25% Notes”), generating net proceeds of $89.3 million. Group Holdings is the sole obligor of these notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Group Holdings’ common stock from its stockholders. On January 18, 2006, Group Holdings entered into a Preferred Stock Purchase Agreement with an investor pursuant to which Group Holdings sold shares of its Series A Mandatory Redeemable Preferred Stock (“Series A Preferred Stock”). In connection with this transaction, Group Holdings issued the investor 7,500 shares of the Series A Preferred Stock for an aggregate purchase price of $7.5 million, which the investor paid to Group Holdings in cash. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 14% per year, when, as and if declared by the Board of Directors of Group Holdings.
Other than the 10.25% Notes, the Series A Preferred Stock, related deferred issuance costs and associated accrued liabilities, and related interest expense, net of taxes, all other assets, liabilities, income, expenses and cash flows presented for all periods represent those of Group Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Group Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is AAC. All significant intercompany accounts and transactions have been eliminated in consolidation. AAC and Group Holdings are treated as entities under common control and therefore, the statements of operations and cash flows presented for Group Holdings combine the results of AAC to the beginning of the period presented.
On March 25, 2004, AAC Acquisition Corp., a wholly owned subsidiary of AAC Holding Corp., merged with and into AAC (the “Merger”), with AAC continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp. The Merger was financed by a cash equity investment by an investor group led by Fenway Partners Capital Fund II, L.P., borrowings under AAC’s senior secured credit facility and the issuance of $150.0 million aggregate principal amount of AAC’s 8.25% senior subordinated notes due 2012 (the “8.25% Notes”).
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and nine months ended May 27, 2006 are not necessarily indicative

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
of the results that may be expected for the fiscal year ending August 26, 2006. Accordingly, the interim condensed consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended August 27, 2005 included in the Company’s Report on Form 10-K/A (File No. 333-84294 and 333-121479).
Unless separately stated, the notes herein relate to both Group Holdings and AAC.
The Company is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school and college markets and manufactures and markets recognition and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company also operates a division which sells achievement publications in the specialty directory publishing industry nationwide. The Company markets its products and services primarily in the United States and operates in five reporting segments; class rings, yearbooks, graduation products, achievement publications and other. The Company’s corporate offices and primary manufacturing facilities are located in Austin and Dallas, Texas.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.
Stock-Based Compensation
In the first quarter of fiscal 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment: an Amendment of FASB Statement No. 123 and 95” (“FAS 123R”). FAS 123R sets accounting requirements for share-based compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation, which the Company previously followed. The adoption of FAS 123R did not have an impact on the financial statements since the Company does not currently have any stock-based compensation plans.
2. Comprehensive Income (Loss)
Unrecognized losses on accrued minimum pension liabilities are included in other comprehensive income (loss). There were no changes in the accrued minimum pension liabilities for the periods presented, so the comprehensive income (loss) for all periods presented was the same as the reported net income (loss).
3. Inventories, Net
AAC Group Holding Corp.
American Achievement Corporation

	May 27, 2006	August 27, 2005
Raw materials	$11,011	$9,022
Work in process	9,315	6,306
Finished goods	5,961	7,098
Less — Reserves	(934)	(205)

	$25,353	$22,221

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
Cost of sales includes depreciation and amortization of $2,354 and $2,213 for the three months ended May 27, 2006 and May 28, 2005, respectively. Cost of sales includes depreciation and amortization of $7,075 and $6,996 for the nine months ended May 27, 2006 and May 28, 2005, respectively.
4. Prepaid Expenses and Other Current Assets, Net
Prepaid expenses and other current assets, net include reserves on sales representative advances of $3,333 and $2,536 at May 27, 2006 and August 27, 2005, respectively.
5. Goodwill and Other Intangible Assets
Goodwill
AAC Group Holding Corp.
American Achievement Corporation

	May 27, 2006	August 27, 2005
Class Rings	$71,792	$71,792
Yearbooks	65,241	65,241
Graduation Products	23,781	23,242
Achievement Publications	11,693	11,693
Other	12,058	12,058

Total	$184,565	$184,026

The increase in goodwill was the result of the final payment to C-B Graduation Announcements, LLC, a producer of personalized graduation announcements and related accessories, for achieving certain financial targets through January 2006. AAC acquired the assets of C-B Graduation Announcements, LLC effective January 30, 2004.
Other Intangible Assets
For Group Holdings, other intangible assets consisted of the following:

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
At May 27, 2006
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	14,889	(3,946)	10,943
Patents	14 to 17 years	7,317	(961)	6,356
Customer lists and distribution contracts	3 to 12 years	100,516	(24,745)	75,771

		$172,817	$(29,652)	$143,165

At August 27, 2005
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	14,620	(2,475)	12,145
Patents	14 to 17 years	7,317	(629)	6,688
Customer lists and distribution contracts	3 to 12 years	100,516	(16,179)	84,337

		$172,548	$(19,283)	$153,265

For Group Holdings, total amortization on other intangible assets was $3,461 and $10,369 for the three and nine months ended May 27, 2006, respectively, and $3,452 and $10,266 for the three and nine months

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
ended May 28, 2005, respectively. Amortization on deferred financing costs is recorded as interest expense using the effective interest rate method and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal year ended 2006 is approximately $13.8 million declining to approximately $11.9 million for fiscal year ended 2010.
For AAC, other intangible assets consisted of the following:

	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
At May 27, 2006
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	11,112	(3,242)	7,870
Patents	14 to 17 years	7,317	(961)	6,356
Customer lists and distribution contracts	3 to 12 years	100,516	(24,745)	75,771

		$169,040	$(28,948)	$140,092

At August 27, 2005
Trademarks	Indefinite	$50,095	$—	$50,095
Deferred financing costs and other	7 to 8 years	11,112	(2,120)	8,992
Patents	14 to 17 years	7,317	(629)	6,688
Customer lists and distribution contracts	3 to 12 years	100,516	(16,179)	84,337

		$169,040	$(18,928)	$150,112

For AAC, total amortization on other intangible assets was $3,340 and $10,020 for the three and nine months ended May 27, 2006, respectively, and $3,341 and $10,022 for the three and nine months ended May 28, 2005, respectively. Amortization on deferred financing costs is recorded as interest expense using the effective interest rate method and amortization on patents and customer lists and distribution contracts is recorded as amortization expense. Estimated annual amortization expense for fiscal year ended 2006 is approximately $13.4 million declining to approximately $11.4 million for fiscal year ended 2010.
6. Long-term Debt
Long-term debt consisted of the following:
AAC Group Holding Corp.

	May 27, 2006	August 27, 2005
10.25% Senior discount notes due 2012 (net of unamortized discount of $27,330 and $34,844)	$104,170	$96,656
Mandatory redeemable preferred stock	7,500	—
8.25% Senior subordinated notes due 2012	150,000	150,000
Senior secured credit facility:
Revolving credit facility due 2010	—	—
Term loan due 2011	106,783	139,120

Total	368,453	385,776
Less current portion of long-term debt	(1,090)	(1,409)

Total long-term debt	$367,363	$384,367

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
American Achievement Corporation

	May 27, 2006	August 27, 2005
8.25% Senior subordinated notes due 2012	$150,000	$150,000
Senior secured credit facility:
Revolving credit facility due 2010	—	—
Term loan due 2011	106,783	139,120

Total	256,783	289,120
Less current portion of long-term debt	(1,090)	(1,409)

Total long-term debt	$255,693	$287,711

10.25% Senior Discount Notes
On November 16, 2004 Group Holdings issued the 10.25% Notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Group Holdings’ common stock from its stockholders. Group Holdings was formed on November 8, 2004 and has no operations separate from its ownership in AAC. Interest accrues on the 10.25% Notes in the form of an increase in the accreted value of the notes prior to October 1, 2008. Thereafter, cash interest on the 10.25% Notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009 at a rate of 10.25% per annum. Group Holdings has no operating assets or liabilities other than its investment in AAC.
At any time on or after October 1, 2008, Group Holdings may redeem the 10.25% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium, declining ratably to par, plus accrued and unpaid interest. At any time on or prior to October 1, 2007, Group Holdings may redeem up to 35% of the aggregate accreted value of the 10.25% Notes with the proceeds of qualified equity offerings at a redemption price equal to 110.25% of the accreted value.
If a Change in Control (as defined in the indenture relating to the 10.25% Notes) occurs prior to October 1, 2008, Group Holdings must give the holders of the 10.25% Notes the opportunity to sell their 10.25% Notes to Group Holdings at 101% of the accreted value of the 10.25% Notes, plus accrued interest. If a change in control as defined in the indenture relating to the 10.25% Notes occurs following October 1, 2008, Group Holdings must give the holders of the 10.25% Notes the opportunity to sell their 10.25% Notes to Group Holdings at 101% of the aggregate principal amount at maturity of the 10.25% Notes, plus accrued interest.
Additionally, the terms of the 10.25% Notes limit Group Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions to the indenture governing the 8.25% Notes and the Senior Credit Facility (as defined below). As of May 27, 2006, Group Holdings was in compliance with all such provisions.
Mandatory Redeemable Preferred Stock
On January 18, 2006, Group Holdings entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with an investor pursuant to which Group Holdings sold shares of its Series A Mandatory Redeemable Preferred Stock (the “Series A Preferred Stock”). In connection with the Purchase Agreement, the investor was granted (i) registration rights on the capital stock of Group Holdings held by the investor in the event of an initial public offering by Group Holdings, (ii) preemptive rights to purchase additional capital stock of Group Holdings in order to maintain its percentage ownership in Holdings upon the sales of additional capital stock and (iii) the right to have an observer seat on the Board of Directors of Group Holdings. Group Holdings issued the investor 7,500 shares of the Series A Preferred Stock for an aggregate purchase

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
price of $7.5 million, which the investor paid to Group Holdings in cash. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 14% per year, when, as and if declared by the Board of Directors of Group Holdings. All undeclared dividends and declared but unpaid dividends shall accrue from the date the stock was issued. Undeclared dividends for the three and nine months ended May 27, 2006 totaled $268 and $396, respectively. The Series A Preferred Stock may be redeemed by Group Holdings on or after January 18, 2007 at a price equal to 104% of the Liquidation Preference (as defined in the Amended and Restated Certificate of Incorporation of Group Holdings (the “Certificate of Incorporation”). Such percentage is reduced annually until the purchase price upon redemption to Group Holdings is equal to 100% of the Liquidation Preference. In addition, the Series A Preferred Stock is subject to mandatory redemption on January 18, 2013 or, at the election of the investor, in the event of a Change in Control or a Public Equity Offering (each as defined in the Certificate of Incorporation). As a result of the mandatory redemption requirements, the Series A Preferred Stock has been classified as long-term debt.
The holders of Series A Preferred Stock agreed in May 2006 to exchange their shares of Series A Preferred Stock for new shares of Series A Redeemable Preferred Stock of American Achievement Group Holding Corp., the new parent company of Group Holdings. These new shares have the same rights, preferences and privileges as the Series A Preferred Stock. See Note 13.
8.25% Senior Subordinated Notes
On March 25, 2004, AAC issued $150 million of the 8.25% Notes. The 8.25% Notes bear interest at a stated rate of 8.25%. The 8.25% Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all of AAC’s existing and future senior indebtedness, including obligations under the Company’s Senior Credit Facility (as defined below), pari passu in right of payment with any of the Company’s future senior subordinated indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The 8.25% Notes are guaranteed by certain of the Company’s existing domestic subsidiaries (non guarantor subsidiaries are minor), and will be guaranteed by certain of the Company’s future domestic subsidiaries. The guarantees are subordinated in right of payment to all existing and future senior indebtedness of the applicable guarantor, pari passu in right of payment with any future senior subordinated debt of such guarantor and senior in right of payment to any future subordinated indebtedness of such guarantor.
The Company may not redeem the 8.25% Notes until on or after April 1, 2008, except that the Company, in connection with certain equity offerings, may redeem up to 35% of the 8.25% Notes before the third anniversary of the issue date of the 8.25% Notes as long as (a) the Company pays a specified percentage of the principal amount of the 8.25% Notes, plus interest, (b) the Company redeems the 8.25% Notes within 90 days of completing a public equity offering and (c) at least 65% of the aggregate principal amount of the 8.25% Notes originally issued remains outstanding afterward.
If a Change in Control (as defined in the indenture relating to the 8.25% Notes) occurs, the Company must give the holders of the 8.25% Notes the opportunity to sell their 8.25% Notes to the Company at 101% of the principal amount of the 8.25% Notes, plus accrued interest.
The indenture governing the 8.25% Notes contains restrictions on the ability of AAC to pay dividends and make certain other payments to AAC Holding Corp. Pursuant to the arrangement, AAC may, subject to certain limitations, pay dividends or make such payments in connection with (i) repurchases of certain capital stock of AAC Holding Corp. and (ii) the payment by AAC Holding Corp. of taxes, costs and other expenses required to maintain its legal existence and legal, accounting and other overhead costs in the ordinary course of business.
The 8.25% Notes contain other customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
dispositions outside the ordinary course of business, liens, and transactions with affiliates, among other restrictions (as defined in the indenture governing the 8.25% Notes). In addition, the 8.25% Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the indenture governing the 8.25% Notes). The Company was in compliance with the 8.25% Notes covenants as of May 27, 2006.
Senior Secured Credit Facility
In conjunction with the consummation of the Merger, on March 25, 2004, AAC entered into a $195.0 million senior secured credit facility (the “Senior Credit Facility”) which includes a $155.0 million term loan and up to $40.0 million available under a revolving credit facility. The Senior Credit Facility is secured by a first priority security interest in all existing and after-acquired assets of AAC, and certain of AAC’s direct and indirect domestic subsidiaries’ existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law). As of May 27, 2006, assets of AAC subject to lien under the Senior Credit Facility were approximately $349.9 million. All of AAC’s obligations under the Senior Credit Facility are fully and unconditionally guaranteed by AAC Holding Corp. and certain of AAC’s direct and indirect domestic subsidiaries.
The term loan of the Senior Credit Facility is due in March 2011. Quarterly payments of $318 were reduced to $273 as a result of voluntary prepayments and will be made through 2011. Quarterly payments are based on the total amount outstanding on the term loan; and therefore, are reduced as prepayments on the term loan are made. The term loan of the Senior Credit Facility has an interest rate based on the prime rate, plus points based on a calculated leverage ratio. The weighted average interest rate on the term loan of the Senior Credit Facility was approximately 7.6% and 6.0% at May 27, 2006 and August 27, 2005, respectively.
During the nine months ended May 27, 2006, the Company paid down $32.3 million of the term loan of the Senior Credit Facility.
The revolving credit facility matures in March 2010. Availability under the revolving credit facility is restricted to a total revolving commitment of $40.0 million as defined in the credit agreement governing the Senior Credit Facility. Availability under the revolving credit facility as of May 27, 2006 was approximately $38.0 million with $2.0 million in letters of credit outstanding. Availability under the revolving credit facility as of August 27, 2005 was approximately $38.1 million with $1.9 million in letters of credit outstanding.
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
The Senior Credit Facility contains restrictions on the ability of AAC to pay dividends and make certain other payments to AAC Holding Corp. Pursuant to the arrangement, AAC may, subject to certain limitations, pay dividends or make such payments in connection with (i) repurchases of certain capital stock of AAC Holding Corp. and (ii) the payment by AAC Holding Corp. of taxes, costs and other expenses required to maintain its legal existence and legal, accounting and other overhead costs in the ordinary course of business.
AAC was in compliance with the Senior Credit Facility’s covenants as of May 27, 2006.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
Group Holdings’ weighted average interest rate on debt outstanding as of May 27, 2006 and August 27, 2005 was 8.4% and 7.7%, respectively.
AAC’s weighted average interest rate on debt outstanding as of May 27, 2006 and August 27, 2005 was 7.9% and 6.9%, respectively.
AAC’s management believes the carrying amount of long-term debt approximates fair value as of May 27, 2006 and August 27, 2005, based upon current rates offered for debt with the same or similar debt terms.
7. Commitments and Contingencies
Pending Litigation
On February 11, 2004, Frederick Goldman, Inc. (the “Licensee”) filed an arbitration claim against AAC’s subsidiary, Commemorative Brands, Inc. (“CBI”), for an unspecified monetary amount alleging, among other things, that CBI had improperly attempted to convert an exclusive license CBI granted to the Licensee to a non-exclusive license. The arbitration proceedings have concluded with the arbitrator ruling that the Licensee has an exclusive license. In addition, on February 10, 2004, the Licensee commenced a lawsuit in federal district court in New York against CBI alleging that CBI breached the license agreement by granting third parties rights in violation of the Licensee’s exclusive rights under the license agreement. CBI has settled the lawsuit brought against it by Frederick Goldman, Inc. Pursuant to the settlement, among other things, CBI and Frederick Goldman, Inc. entered into a new licensing agreement and CBI agreed to pay Frederick Goldman, Inc. $1.0 million in cash. This payment was made on May 18, 2006.
The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on these ordinary legal proceedings, individually or in the aggregate, would not have a materially adverse impact on the Company’s results of operations, financial condition or cash flow.
Gold Consignment Agreement
Under the Company’s gold consignment financing arrangement, it has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at the Company’s facilities and other approved locations, as specified by the agreement. The Company expensed consignment fees of $82 and $90 for the three months ended May 27, 2006 and May 28, 2005, respectively. The Company expensed consignment fees of $242 and $264 for the nine months ended May 27, 2006 and May 28, 2005, respectively. Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from the Company in payment for the gold purchased. Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of May 27, 2006 and August 27, 2005, the Company held approximately 9,560 ounces and 17,070 ounces, respectively, of gold valued at $6.1 million and $7.5 million, respectively, on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 days written notice.
Plant Closure
In April 2006, AAC announced the closure of its yearbook facility in San Angelo, Texas. The Company determined to relocate this facility to its Dallas, Texas yearbook facility, in order to take advantage of that facility’s enhanced technology and service delivery. The closure and relocation is expected to be completed by the end of August 2006. For the three month period ended May 27, 2006 AAC recorded $601 in one time termination benefits to employees and $89 in impairment of assets. These costs were recorded in cost of sales and related solely to the Company’s yearbook segment. As of May 27, 2006, the Company had $372 accrued related to one time termination costs that will be paid out in the fourth quarter.
8. Income Taxes
AAC has recorded a tax provision at an effective rate of 40% for the three and nine months ended May 27, 2006, which represents the estimated federal and state income tax rate that will apply to estimated pre-tax earnings for fiscal 2006. Group Holdings has recorded a tax provision at an effective rate of 44% for the three and nine months ended May 27, 2006, respectively, which represents the estimated federal and state income tax rate, after taking into consideration the non-deductibility of a portion of its interest on high-yield debt. Texas has recently enacted legislation that may impact the effective tax rate beginning in the

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
first quarter of fiscal year ending August, 2007. No adjustment has been made in the third quarter and no adjustment is expected for the fourth quarter since the tax does not apply to this fiscal year and any impact on deferred taxes is expected to be immaterial.
9. Postretirement Pension and Medical Benefits
CBI provides certain healthcare and life insurance benefits for former employees of the L.G. Balfour Company who retired prior to December 31, 1990. Certain hourly employees of AAC’s subsidiary, Taylor Publishing Co. (“Taylor”) are covered by a defined benefit pension plan (“TPC Plan”) established by Taylor. The benefits under the CBI and TPC Plans are based primarily on the employees’ years of service and compensation near retirement. The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.
The net periodic postretirement benefit cost (income), include the following components:

	For the three months ended		For the three months ended
	May 27, 2006		May 28, 2005
		CBI post-		CBI post-
	Taylor pension	retirement	Taylor pension	retirement
Service costs, benefits attributed to Service during the period	$25	$—	$19	$—
Interest cost	211	32	209	37
Expected return on assets	(223)	—	(208)	—
Amortization of unrecognized net loss (gain)	—	(80)	—	(74)
Amortization of unrecognized net prior service costs	—	(25)	—	—

Net periodic postretirement benefit cost (income)	$13	$(73)	$20	$(37)

	For the nine months ended		For the nine months ended
	May 27, 2006		May 28, 2005
		CBI post-		CBI post-
	Taylor pension	retirement	Taylor pension	retirement
Service costs, benefits attributed to Service during the period	$74	$—	$57	$—
Interest cost	633	110	627	111
Expected return on assets	(669)	—	(624)	—
Amortization of unrecognized net loss (gain)	—	(235)	—	(222)
Amortization of unrecognized net prior service costs	—	(25)	—	—

Net periodic postretirement benefit cost (income)	$38	$(150)	$60	$(111)

10. Related-Party Transactions
On March 25, 2004, upon consummation of the Merger, AAC entered into a management agreement with an affiliate of Fenway Partners pursuant to which AAC, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts paid under the new management agreement totaled $750 and $2,250 for the three and nine months ended May 27, 2006, respectively, and $1,000 and $2,500 for the three and nine months ended May 28, 2005, respectively. As of May 27, 2006 and August 27, 2005, AAC had net prepaid management fee balances of $250 and $250, respectively.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
11. Business Segments
The Company manufactures, markets and sells class rings, yearbooks and graduation products, which includes fine paper products and graduation accessories, to high school, college and, to a lesser extent, elementary and junior high school markets in the United States. The Company’s class ring segment consists of its on campus class rings and retail class rings operating segments, which have been aggregated into one reporting segment in accordance with paragraph 26.a of FAS 131. The achievement publications segment produces, markets, and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers. The other segment consists of jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products, professional sports championship rings such as World Series rings, and commercial and fine books.

	AAC Group Holding Corp.
		Segment
		Operating
		Income	Segment
Three Months Ended May 27, 2006	Net Sales	(Loss)	Assets
Class Rings	$37,656	$6,644	$206,331
Yearbooks	70,858	25,155	192,674
Graduation Products	23,800	5,860	67,336
Achievement Publications	1,145	(635)	38,657
Other	6,705	(186)	34,799

Total	$140,164	$36,838	$539,797

	American Achievement Corporation
		Segment
		Operating
		Income	Segment
Three Months Ended May 27, 2006	Net Sales	(Loss)	Assets
Class Rings	$37,656	$6,644	$204,930
Yearbooks	70,858	25,155	191,401
Graduation Products	23,800	5,860	66,883
Achievement Publications	1,145	(635)	38,429
Other	6,705	(186)	34,564

Total	$140,164	$36,838	$536,207

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

	AAC Group Holding Corp.
		Segment
		Operating
		Income	Segment
Three Months Ended May 28, 2005	Net Sales	(Loss)	Assets
Class Rings	$35,411	$5,998	$213,082
Yearbooks	73,362	25,353	193,480
Graduation Products	19,724	4,700	68,982
Achievement Publications	780	(674)	38,465
Other	7,846	1,291	35,784

Total	$137,123	$36,668	$549,793

	American Achievement Corporation
		Segment
		Operating
		Income	Segment
Three Months Ended May 28, 2005	Net Sales	(Loss)	Assets
Class Rings	$35,411	$5,998	$211,718
Yearbooks	73,362	25,353	192,242
Graduation Products	19,724	4,700	68,541
Achievement Publications	780	(674)	38,243
Other	7,846	1,291	35,555

Total	$137,123	$36,668	$546,299

	AAC Group Holding Corp.
		Segment
		Operating
		Income	Segment
Nine Months Ended May 27, 2006	Net Sales	(Loss)	Assets
Class Rings	$103,715	$17,350	$206,331
Yearbooks	86,390	19,025	192,674
Graduation Products	42,641	6,852	67,336
Achievement Publications	8,661	(479)	38,657
Other	16,326	(9)	34,799

Total	$257,733	$42,739	$539,797

	American Achievement Corporation
		Segment
		Operating
		Income	Segment
Nine Months Ended May 27, 2006	Net Sales	(Loss)	Assets
Class Rings	$103,715	$17,350	$204,930
Yearbooks	86,390	19,025	191,401
Graduation Products	42,641	6,852	66,883
Achievement Publications	8,661	(479)	38,429
Other	16,326	(9)	34,564

Total	$257,733	$42,739	$536,207

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)

	AAC Group Holding Corp.
		Segment
		Operating
		Income	Segment
Nine Months Ended May 28, 2005	Net Sales	(Loss)	Assets
Class Rings	$102,913	$14,784	$213,082
Yearbooks	89,291	14,565	193,480
Graduation Products	39,043	5,816	68,982
Achievement Publications	10,074	829	38,465
Other	17,907	1,033	35,784

Total	$259,228	$37,027	$549,793

	American Achievement Corporation
		Segment
		Operating
		Income	Segment
Nine Months Ended May 28, 2005	Net Sales	(Loss)	Assets
Class Rings	$102,913	$14,784	$211,718
Yearbooks	89,291	14,565	192,242
Graduation Products	39,043	5,816	68,541
Achievement Publications	10,074	829	38,243
Other	17,907	1,033	35,555

Total	$259,228	$37,027	$546,299

12. Recent Accounting Pronouncements
In November 2004, FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“FAS 151”). FAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. FAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this standard beginning the first quarter of fiscal year 2006 and its adoption did not have a material impact on its financial statements as such costs have historically been expensed as incurred.
In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29” (“FAS 153”) which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. FAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. The Company adopted this statement beginning the first quarter of fiscal year 2006 and its adoption did not have a significant impact on its financial statements.
In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Retirement Obligations” (“FIN 47”), which clarifies the term “conditional asset retirement obligation,” as used in FASB Statement No. 143, “Accounting for Asset retirement Obligations.” FIN 47 clarifies that an entity is required to recognize a liability for a legal obligation to perform asset retirement activities when the retirement is conditional on a future event and if the liability’s fair value can be reasonably estimated. If the liability’s fair value cannot be reasonably estimated, then the entity must disclose a description of the obligation, the fact that a liability has not been recognized, and the reasons why the liability cannot be

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements — (Continued)
(Dollars in thousands, unless otherwise stated)
(unaudited)
reasonably estimated. The Company must adopt this Interpretation in the fourth quarter of 2006 and is currently studying its provisions to determine the impact, if any, on its financial statements.
13. Subsequent Event
On May 30, 2006, the holders of outstanding capital stock agreed to form a new holding company for Group Holdings called American Achievement Group Holding Corp. Pursuant to that agreement, each holder of Common Stock of Group Holdings contributed each share of such stock then held to the new parent company in exchange for a new share of Common Stock of the new parent company and each holder of Series A Preferred Stock of Group Holdings contributed each share of such stock then held to the new parent company in exchange for a new share of Series A Redeemable Preferred Stock of the new parent company. Each new share of capital stock received in such contribution and exchange had the same rights, preferences and privileges as the corresponding share of stock of Group Holdings that was contributed to the new parent company. As a result of the foregoing recapitalization, Group Holdings became a wholly owned subsidiary of American Achievement Group Holding Corp.
On June 5, 2006, AAC and Group Holdings announced that American Achievement Group Holding Corp. expected to commence an offering under Rule 144A and Regulation S of $150.0 million aggregate gross proceeds of senior notes. The offering was completed June 12, 2006. Pursuant to such offering, American Achievement Group Holding Corp. issued $150.0 million principal amount of 12.75% Senior PIK Notes due October 1, 2012. The net proceeds of these new notes were approximately $144.8 million and were distributed to the stockholders of American Achievement Group Holding Corp. as well as used to pay related transactions costs and expenses.
The new senior notes mature on October 1, 2012. At maturity, American Achievement Group Holding Corp. is required to repay the notes at a repayment price of 103.188% of the aggregate principal amount thereof, plus accrued and unpaid interest. Interest on the new senior notes will accrue at a rate of 12.75% per annum, which amount is subject to upward adjustment in the event that certain financial performance targets are not achieved. The first interest payment will occur on October 1, 2006. Through April 1, 2011, interest on the new senior notes will be payable in the form of additional notes semi-annually in arrears on April 1 and October 1. Beginning on October 1, 2011 and thereafter, interest will be payable in cash semi-annually in arrears on April 1, and October 1. The new senior notes are the unsecured senior obligation of American Achievement Group Holding Corp. and are not guaranteed by Group Holdings or any of its subsidiaries.

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
Basis of Presentation
We present financial information relating to Group Holdings and AAC and its subsidiaries in this discussion and analysis. Group Holdings owns 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of AAC. Group Holdings conducts all of its business through AAC and its subsidiaries. The consolidated financial statements of Group Holdings include the accounts of its indirect wholly-owned subsidiary, AAC. Group Holdings’ condensed consolidated financial statements are substantially identical to AAC’s condensed consolidated financial statements, with the exception of additional interest related to its 10.25% senior discount notes and mandatory redeemable preferred stock, amortization of deferred financing costs and the effective income tax rate. Group Holdings was formed on November 8, 2004. On November 16, 2004, the stockholders of AAC Holding Corp. participated in an exchange, pursuant to which they exchanged their shares of common stock in AAC Holding Corp. for a like amount of shares in Group Holdings. Following the exchange, AAC Holding Corp. became a wholly-owned subsidiary of Group Holdings.
Fiscal Year End
We use a 52/53-week fiscal year ending on the last Saturday of August.
General
We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, achievement publications and recognition and affinity jewelry in the United States. We serve the high school, college and, to a lesser extent, elementary and junior high school markets. We market and sell yearbooks in all of the markets we serve. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the high school, college and junior high school markets. Our achievement publications segment produces, markets, and sells publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers. It consists of various titles including the Who’s Who brand and The National Dean’s List. Our other segment consists primarily of jewelry commemorating family events such as the birth of a child, fan affinity jewelry and related products, professional sports championship rings such as World Series rings, and commercial and fine books.
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
Numerous raw materials are used in the manufacture of our products. Gold and other metals, precious, semiprecious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. We purchase all of our gold from a single supplier, The Bank of Nova Scotia, through our existing gold consignment agreement. We consign the majority of our gold and pay for gold as our products are shipped to customers. We also purchase the majority of our semi-precious stones from a single supplier in Germany. The prices for these products are denominated in Euros. Historically we have been able to pass on price increases in gold and stones to our customers as such increases are realized by us, however, this may not always be the case. Gold prices have increased and the U.S. dollar has slightly decreased as compared to the Euro during the first three quarters of our fiscal year 2006. We expect these trends to continue at least through the end of our fiscal year 2006, and perhaps thereafter.
We face strong competition for most of our principal products. The class ring and yearbook markets are highly concentrated and consist primarily of a few national manufacturers (of which we are one) and, to a significantly lesser extent, small regional competitors. We believe that it would be costly and time-consuming for new competitors in our class ring and yearbook markets to replicate the production and distribution capabilities necessary to compete effectively in this market, and as a result, there have been no major new competitors in the last 60 years. Our achievement publication products compete with one national manufacturer and, to a lesser extent, with various other companies.
We experience seasonal fluctuations in our net sales tied primarily to the school year. We recorded 44% of our fiscal year 2005 net sales in our third quarter. Class ring sales are highest during October through December, with most orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. We have historically experienced operating losses during our fourth fiscal quarter, which includes the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from April through August.
We also have exposure to market risk relating to changes in interest rates on our variable rate debt. Our senior secured credit facility (revolver and term loan) and existing gold consignment agreement are variable rate arrangements. The interest rates are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread.
Historically, growth in the class rings, yearbooks and graduation products market has been driven primarily by demographics. The U.S. Department of Education projects that the number of high school and college graduates will grow by an average of 2.2% and 2.5% per year, respectively, from 2002 to 2008. Additionally, the U.S. Census Bureau projects that the total U.S. population will increase by 9.5% between 2000 and 2010. Both the increased population, and the increased number of high school and college graduates should expand the market for our products.
Company Background
Our business was founded when the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L. G. Balfour Company, Inc., were combined in December 1996. AAC was formed in June 2000 to serve as a holding company for these operations as well as any future acquisitions. In June 2000, we acquired the Taylor Senior Holding Company, the parent company of Taylor Publishing, whose primary business was designing and printing student yearbooks. In March 2001, AAC acquired all of the capital stock of Educational Communications, Inc. (“ECI”), which publishes achievement publications. In July 2002, AAC acquired all the outstanding stock and warrants of Milestone Marketing, a marketer of class rings and other graduation products to the college market. In January 2004, AAC acquired C-B Graduation Announcements, a marketer of graduation products to the college market.
On March 25, 2004, AAC Acquisition Corp., a wholly owned subsidiary of AAC Holding Corp., merged with and into AAC (the “Merger”), with AAC continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp. AAC Holding Corp. is a wholly owned subsidiary of Group Holdings. The Merger was financed by a cash equity investment by an investor group led by Fenway Partners Capital Fund II, L.P., borrowings under AAC’s senior secured credit facility and the issuance of AAC’s 8.25% senior subordinated notes due 2012.
On November 16, 2004, Group Holdings issued $131.5 million aggregate principal amount at maturity of 10.25% senior discount notes due 2012 (the “10.25% Notes”), generating net proceeds of $89.3 million. Group Holdings is the sole obligor of these notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Group Holdings’ common stock from its stockholders.
On January 18, 2006, Group Holdings entered into a Preferred Stock Purchase Agreement with an investor pursuant to which Group Holdings sold shares of its Series A Redeemable Preferred Stock. In connection with this transaction, Group Holdings issued the investor 7,500 shares of the Series A Preferred Stock for an aggregate purchase price of $7.5 million, which the investor paid to Group Holdings in cash. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 14% per year, when, as and if declared by the Board of Directors of Group Holdings.
Subsequent Event
On May 30, 2006, the holders of outstanding capital stock agreed to form a new holding company for Group Holdings called American Achievement Group Holding Corp. Pursuant to that agreement, each holder of Common Stock of Group Holdings contributed each share of such stock then held to the new parent company in exchange for a new share of Common Stock of the new parent company and each holder of Series A Preferred Stock of Group Holdings contributed each share of such stock then held to the new parent company in exchange for a new share of Series A Redeemable Preferred Stock of the new parent company. Each new share of capital stock received in such contribution and exchange had the same rights, preferences and privileges as the corresponding share of stock of Group Holdings that was contributed to the new parent company. As a result of the foregoing recapitalization, Group Holdings became a wholly owned subsidiary of American Achievement Group Holding Corp.
On June 5, 2006, AAC and Group Holdings announced that American Achievement Group Holding Corp. expected to commence an offering under Rule 144A and Regulation S of $150.0 million aggregate gross proceeds of senior notes. The offering was completed June 12, 2006. Pursuant to such offering, American Achievement Group Holding Corp. issued $150.0 million principal amount of 12.75% Senior PIK Notes due October 1, 2012. The net proceeds of these new notes were approximately $144.8 million and were distributed to the stockholders of American Achievement Group Holding Corp. as well as used to pay related transactions costs and expenses.
The new senior notes mature on October 1, 2012. At maturity, American Achievement Group Holding Corp. is required to repay the notes at a repayment price of 103.188% of the aggregate principal amount thereof, plus accrued and unpaid interest. Interest on the new senior notes will accrue at a rate of 12.75% per annum, which amount is subject to upward adjustment in the event that certain financial performance targets are not achieved. The first interest payment will occur on October 1, 2006. Through April 1, 2011, interest on the new senior notes will be payable in the form of additional notes semi-annually in arrears on April 1 and October 1. Beginning on October 1, 2011 and thereafter, interest will be payable in cash semi-annually in arrears on April 1, and October 1. The new senior notes are the unsecured senior obligation of American Achievement Group Holding Corp. and are not guaranteed by Group Holdings or any of its subsidiaries.
Critical Accounting Policies
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
Sales Returns and Allowances. We make estimates of potential future product returns related to current period product revenue. We analyze the previous five years’ average historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Product returns as a percentage of net sales have been 1.9%, 1.8% and 1.9% for the fiscal years ended 2005, 2004 and 2003, respectively. Product warranty costs as a percentage of net sales have been 0.3%, 0.3% and 0.2% for the fiscal years ended 2005, 2004 and 2003, respectively. A ten percent increase in product returns and product warranty costs would result in a reduction of annual net sales of approximately $0.6 million and $0.1 million, respectively, based on fiscal year end 2005 rates. Material differences could result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates.
Allowance for Doubtful Accounts and Reserve on Sales Representative Advances. We make estimates of potentially uncollectible customer accounts receivable and receivables arising from sales representative draws paid in excess of earned commissions. Our reserves are based on an analysis of individual customer and salesperson accounts and historical write-off experience. Our analysis includes the age of the receivable, customer or salesperson creditworthiness and general economic conditions. Write-offs of doubtful accounts as a percentage of net sales have been 0.4%, 0.6% and 0.5% for the fiscal years ended 2005, 2004 and 2003, respectively. Write-offs of sales representative advances as a percentage of net sales have been 0.5%, 0.7% and 0.9% for the fiscal years ended 2005, 2004 and 2003, respectively. A ten percent increase in write-offs of doubtful accounts and sales representative advances would result in a reduction of annual net sales of approximately $0.2 million and $0.2 million, respectively, based on fiscal year ended 2005 rates. We believe that our results could be materially different if historical trends do not reflect actual results or if economic conditions worsened.
Goodwill and Other Intangible Assets. We account for our long-lived assets with indefinite lives under SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142 we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units and determining fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on historical performance and future estimated results. As of August 27, 2005, a third party valuation, among other factors, was used by management in its impairment analysis of other intangible assets values and the residual goodwill. We believe that we had no impairment as of May 27, 2006; however, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets.
Long-lived Tangible and Intangible Assets with Definite Lives. We test our long-lived tangible and intangible assets with definite lives for impairment under FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review long-lived tangible and intangible assets with definite lives whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination is made. In applying this standard, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate we utilize to evaluate potential investments. As of August 27, 2005, a third party valuation, among other factors, was used in its impairment analysis of long-lived tangible and intangible assets with definite lives. We believe that we had no impairment as of May 27, 2006; however, unforeseen future events could adversely affect the reported value of long-lived tangible and intangible assets with definite lives.

Revenue Recognition. Our revenues from product sales are generally recognized at the time the product is shipped, the risks and rewards of ownership have passed to the customer and collectibility is reasonably assured. Our stated shipping terms are FOB shipping point. Provisions for sales returns, warranty costs and rebate expenses are recorded at the time of sale based upon historical information and current trends.
Our accounting method for recognizing revenue and related gross profit on class ring sales through independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue, is to defer recognition until the independent sales representative delivers the product to our end customer.
We recognize revenues on our publishing operations based upon the completed contract method, when the products are shipped.
Results of Operations
Three Months Ended May 27, 2006 Compared to Three Months Ended May 28, 2005 The following table sets forth selected information for Group Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	AAC Group Holding Corp.				American Achievement Corporation
	For the Three	% of	For the Three	% of	For the Three	% of	For the Three	% of
	Months Ended	Net	Months Ended	Net	Months Ended	Net	Months Ended	Net
	May 27, 2006	Sales	May 28, 2005	Sales	May 27, 2006	Sales	May 28, 2005	Sales
Net sales	$140,164	100.0%	$137,123	100.0%	$140,164	100.0%	$137,123	100.0%
Cost of sales	56,566	40.4%	56,527	41.2%	56,566	40.4%	56,527	41.2%

Gross profit	83,598	59.6%	80,596	58.8%	83,598	59.6%	80,596	58.8%
Selling, general and administrative expenses	46,760	33.3%	43,928	32.0%	46,760	33.3%	43,928	32.0%

Operating income	36,838	26.3%	36,668	26.8%	36,838	26.3%	36,668	26.8%
Interest expense	8,910	6.4%	8,776	6.4%	5,980	4.3%	6,309	4.6%

Income before income taxes	27,928	19.9%	27,892	20.4%	30,858	22.0%	30,359	22.2%
Provision for income taxes	12,169	8.7%	12,299	9.0%	12,248	8.7%	12,144	8.8%

Net income	$15,759	11.2%	$15,593	11.4%	$18,610	13.3%	$18,215	13.4%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $3.1 million, or 2.2%, to $140.2 million for the three months ended May 27, 2006 from $137.1 million for the three months ended May 28, 2005. The following details the changes in net sales during such periods by business segment.

Class Rings. Net sales increased $2.3 million to $37.7 million for the three months ended May 27, 2006 from $35.4 million for the three months ended May 28, 2005. The increase in net sales was the result of an increase of $1.1 million in high school ring shipments and an increase of $1.2 million in college class rings.
Yearbooks. Net sales decreased $2.5 million to $70.9 million for the three months ended May 27, 2006 from $73.4 million for the three months ended May 28, 2005. The decrease in net sales was the result of later copy receipt from customers as compared to the prior year, which impacted the timing of yearbook shipments.
Graduation Products. Net sales increased $4.1 million to $23.8 million for the three months ended May 27, 2006 from $19.7 million for the three months ended May 28, 2005. The increase in net sales was the result of later order receipts of high school graduation products in the second quarter, which shipped out in the third quarter and an increase in sales due to increased volume and pricing.
Achievement Publications. Net sales increased $0.3 million to $1.1 million for the three months ended May 27, 2006 from $0.8 million for the three months ended May 28, 2005. The increase in sales was due to increased sales of other achievement products.
Other. Net sales decreased $1.1 million to $6.7 million for the three months ended May 27, 2006 from $7.8 million for the three months ended May 28, 2005. The decrease in net sales was related to a decrease in affinity jewelry sales.
Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 59.6% for the three months ended May 27, 2006, a 0.8 percentage point increase from 58.8% for the three months ended May 28, 2005. Overall, gross profit increased $3.0 million. The increase in gross margin was mainly a result of continued efficiency gains in our ring, yearbook and graduation products facilities. These efficiencies were directly related to the closure of a ring manufacturing facility, capital investments in printing equipment and technology in our yearbook operations and continued lean manufacturing improvements in all facilities, offset by approximately $0.7 million of costs associated with the closure of a yearbook manufacturing facility.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.9 million, or 6.6%, to $46.8 million for the three months ended May 27, 2006 from $43.9 million for the three months ended May 28, 2005. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses increased $2.6 million to $36.0 million or 25.7% of net sales, for the three months ended May 27, 2006 from $33.4 million or 24.4% of net sales, for the three months ended May 28, 2005. The increase in selling and marketing expenses was primarily the result of commissions related to increased class rings and graduation product sales.
General and administrative expenses for the three months ended May 27, 2006 were $10.8 million, or 7.7% of net sales, as compared to $10.5 million, or 7.6% of net sales, for the three months ended May 28, 2005. The $0.3 million unfavorability was due to a $1.0 million legal settlement paid to Frederick Goldman, Inc. in May 2006, partially offset by reduced legal fees, medical costs and other administrative savings.
Operating Income (Loss). As a result of the foregoing, operating income was $36.8 million, or 26.3% of net sales, for the three months ended May 27, 2006 as compared with operating income of $36.7 million, or 26.8% of net sales, for the three months ended May 28, 2005. The class rings segment reported operating income of $6.6 million for the three months ended May 27, 2006 as compared with operating income of $6.0 million for the three months ended May 28, 2005. The yearbooks segment reported operating income of $25.2 million for the three months ended May 27, 2006 as compared with operating income of $25.4 million for the three months ended May 28, 2005. The graduation products segment reported operating income of $5.9 million for the three months ended May 27, 2006 as compared with operating income of $4.7 million for the three months ended May 28, 2005. The achievement publications segment reported an operating loss of $0.6 million for the three months ended May 27, 2006 as compared with an operating loss of $0.7 million for the three months ended May 28, 2005. The other segment reported an operating loss of $0.2 million for the three months ended May 27, 2006 as compared with operating income of $1.3 million for the three months ended May 28, 2005.
Interest Expense, Net. For AAC, net interest expense was $6.0 million for the three months ended May 27, 2006 and $6.3 million for the three months ended May 28, 2005. The average debt outstanding of AAC for the three months ended May 27, 2006 and the three months ended May 28, 2005 was $262 million and $299 million, respectively. The weighted average interest rate on debt outstanding of AAC for the three months ended May 27, 2006 and the three months ended May 28, 2005 was 8.5% and 7.9%, respectively.
For Group Holdings, net interest expense was $8.9 million for the three months ended May 27, 2006 and $8.8 million for the three months ended May 28, 2005. The average debt outstanding of Group Holdings for the three months ended May 27, 2006 and the three months ended May 28, 2005 was $373 million and $392 million, respectively. The weighted average interest rate on debt outstanding of Group Holdings for the three months ended May 27, 2006 and the three months ended May 28, 2005 was 9.1% and 8.4%, respectively.
Provision for Income Taxes. For the three months ended May 27, 2006 and May 28, 2005, AAC recorded an income tax provision of $12.2 million and $12.1 million, respectively, which represents an effective tax rate of 40% for each period. AAC’s effective rates for the three months ended May 27, 2006 and May 28, 2005 represent an estimated federal and state income tax rate that will apply to estimated pre-tax earnings for fiscal 2006.
For the three months ended May 27, 2006 and May 28, 2005, Group Holdings recorded an income tax provision of $12.2 million and $12.3 million, respectively, which represents an effective tax rate of 44% for each period. Group Holdings’ effective rates for the three months ended May 27, 2006 and May 28, 2005 represent an estimated federal and state income tax rate that will apply to estimated pre-tax earnings for fiscal 2006 and the non-deductibility of a portion of its interest on high-yield debt.
Net Income. As a result of the foregoing, AAC reported net income of $18.6 million for the three months ended May 27, 2006 as compared to net income of $18.2 million for the three months ended May 28, 2005. As a result of the foregoing, Group Holdings reported net income of $15.8 million for the three months ended May 27, 2006 as compared to $15.6 million for the three months ended May 28, 2005.

Nine Months Ended May 27, 2006 Compared to Nine Months Ended May 28, 2005
The following table sets forth selected information for Group Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	AAC Group Holding Corp.				American Achievement Corporation
	For the Nine	% of	For the Nine	% of	For the Nine	% of	For the Nine	% of
	Months Ended	Net	Months Ended	Net	Months Ended	Net	Months Ended	Net
	May 27, 2006	Sales	May 28, 2005	Sales	May 27, 2006	Sales	May 28, 2005	Sales
Net sales	$257,733	100.0%	$259,228	100.0%	$257,733	100.0%	$259,228	100.0%
Cost of sales	103,336	40.1%	106,993	41.3%	103,336	40.1%	106,993	41.3%

Gross profit	154,397	59.9%	152,235	58.7%	154,397	59.9%	152,235	58.7%
Selling, general and administrative expenses	111,658	43.3%	115,208	44.4%	111,658	43.3%	115,208	44.4%

Operating income	42,739	16.6%	37,027	14.3%	42,739	16.6%	37,027	14.3%
Interest expense	25,942	10.1%	23,066	8.9%	17,738	6.9%	17,797	6.9%

Income before income taxes	16,797	6.5%	13,961	5.4%	25,001	9.7%	19,230	7.4%
Provision for income taxes	7,358	2.8%	6,082	2.4%	9,925	3.8%	7,692	3.0%

Net income	$9,439	3.7%	$7,879	3.0%	$15,076	5.9%	$11,538	4.4%

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $1.5 million, or 0.6%, to $257.7 million for the nine months ended May 27, 2006 from $259.2 million for the nine months ended May 28, 2005. The following details the changes in net sales during such periods by business segment.
Class Rings. Net sales increased $0.7 million to $103.7 million for the nine months ended May 27, 2006 from $103.0 million for the nine months ended May 28, 2005. The increase was comprised of an increase of $0.2 million in college class rings and a $0.5 million in high school class rings.
Yearbooks. Net sales decreased $2.9 million to $86.4 million for the nine months ended May 27, 2006 from $89.3 million for the nine months ended May 28, 2005. The decrease in net sales was the result of later copy receipt from customers, which impacted the timing of yearbook shipments.
Graduation Products. Net sales increased $3.6 million to $42.6 million for the nine months ended May 27, 2006 from $39.0 million for the nine months ended May 28, 2005. The increase in net sales was the result of an increase in sales due to increased volume and pricing.
Achievement Publications. Net sales decreased $1.4 million to $8.7 million for the nine months ended May 27, 2006 from $10.1 million for the nine months ended May 28, 2005. The decrease in sales was due to a decline in the sales of the Who’s Who Among American High School Students publication.
Other. Net sales decreased $1.6 million to $16.3 million for the nine months ended May 27, 2006 from $17.9 million for the nine months ended May 28, 2005. The decrease in net sales was related to a decline in affinity jewelry sales and a slight decline in commercial printing.
Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 59.9% for the nine months ended May 27, 2006, a 1.2 percentage point increase from 58.7% for the nine months ended May 28, 2005. Overall, gross profit increased $2.2 million. The increase in gross margin was mainly a result of continued efficiency gains in our ring, yearbook and graduation products facilities. These efficiencies were directly related to the closure of a ring manufacturing facility, capital investments in printing equipment and technology in our yearbook operations and continued lean manufacturing improvements in all facilities. The favorable gross margin was slightly offset by the revenue decline in the “Who’s Who Among American High School Students” publication and approximately $0.7 million of costs associated with a closure of a yearbook manufacturing facility.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.5 million, or 3.1%, to $111.7 million for the nine months ended May 27, 2006 from $115.2 million for the nine months ended May 28, 2005. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses. Selling and marketing expenses decreased $3.1 million to $78.4 million or 30.4% of net sales, for the nine months ended May 27, 2006 from $81.5 million or 31.5% of net sales, for the nine months ended May 28, 2005. The decrease in selling and marketing expenses was primarily the result of decreased selling and marketing expenses in yearbooks as a result of the costs in the prior year of launching the official yearbook program and a decrease in ring and recognition and affinity marketing expenses as a result of our lean transformation, partially offset by increases in class rings and graduation product commission expenses as a result of the increase in sales.
General and administrative expenses for the nine months ended May 27, 2006 were $33.3 million, or 12.9% of net sales, as compared to $33.7 million, or 13.0% of net sales, for the nine months ended May 28, 2005. The decrease in general and administrative expenses of $0.4 million was primarily due to reduced legal fees, medical expenses, other general and administration expenses and the one-time bonus of $2.2 million in the nine months ended May 28, 2005. These items were partially offset by an increase of one-time severance costs, professional fees and the $1.0 million settlement paid to Frederick Goldman, Inc.
Operating Income (Loss). As a result of the foregoing, operating income was $42.7 million, or 16.6% of net sales, for the nine months ended May 27, 2006 as compared with operating income of $37.0 million, or 14.3% of net sales, for the nine months ended May 28, 2005. The class rings segment reported operating income of $17.4 million for the nine months ended May 27, 2006 as compared with operating income of $14.7 million for the nine months ended May 28, 2005. The yearbooks segment reported operating income of $19.0 million for the nine months ended May 27, 2006 as compared with operating income of $14.6 million for the nine months ended May 28, 2005. The graduation products segment reported operating income of $6.9 million for the nine months ended May 27, 2006 as compared with operating income of $5.8 million for the nine months ended May 28, 2005. The achievement publications segment reported an operating loss of $0.5 million for the nine months ended May 27, 2006 as compared with operating income of $0.8 million for the nine months ended May 28, 2005. The other segment reported an operating loss of $0.0 million for the nine months ended May 27, 2006 as compared with operating income of $1.0 million for the nine months ended May 28, 2005.
Interest Expense, Net. For AAC, net interest expense was $17.7 million for the nine months ended May 27, 2006 and $17.8 million for the nine months ended May 28, 2005. The average debt outstanding of AAC for the nine months ended May 27, 2006 and the nine months ended May 28, 2005 was $286 million and $317 million, respectively. The weighted average interest rate on debt outstanding of AAC for the nine months ended May 27, 2006 and the nine months ended May 28, 2005 was 7.7% and 6.9%, respectively.

For Group Holdings, net interest expense was $25.9 million for the nine months ended May 27, 2006 and $23.1 million for the nine months ended May 28, 2005. The average debt outstanding of Group Holdings for the nine months ended May 27, 2006 and the nine months ended May 28, 2005 was $390 million and $384 million, respectively. The weighted average interest rate on debt outstanding of Group Holdings for the nine months ended May 27, 2006 and the nine months ended May 28, 2005 was 8.4% and 7.5%, respectively.
Provision for Income Taxes. For the nine months ended May 27, 2006 and May 28, 2005, AAC recorded an income tax provision of $9.9 million and $7.7 million, respectively, which represents an effective tax rate of 40% for each period. AAC’s effective rates for the nine months ended May 27, 2006 and May 28, 2005 represent an estimated federal and state income tax rate that will apply to estimated pre-tax earnings for fiscal 2006.
For the nine months ended May 27, 2006 and May 28, 2005, Group Holdings recorded an income tax provision of $7.4 million and $6.1 million, respectively, which represents an effective tax rate of 44% for each period. Group Holdings’ effective rates for the nine months ended May 27, 2006 and May 28, 2005 represent an estimated federal and state income tax rate that will apply to estimated pre-tax earnings for fiscal 2006 and the non-deductibility of a portion of its interest on high-yield debt.
Net Income. As a result of the foregoing, AAC reported net income of $15.1 million for the nine months ended May 27, 2006 as compared to $11.5 million for the nine months ended May 28, 2005. As a result of the foregoing, Group Holdings reported net income of $9.4 million for the nine months ended May 27, 2006 as compared to $7.9 million for the nine months ended May 28, 2005.
Liquidity and Capital Resources
Operating Activities
For AAC, operating activities provided cash of $36.6 million for the nine months ended May 27, 2006 compared to cash provided of $26.6 million for the nine months ended May 28, 2005. The $10.0 million increase in cash provided by operating activities was mainly attributable to increased net income and an increase in accounts payable and accrued expenses along with a reduction in deferred revenue.
For Group Holdings, operating activities provided cash of $36.7 million for the nine months ended May 27, 2006 compared to cash provided of $26.7 million for the nine months ended May 28, 2005. The $10.0 million increase in cash provided by operating activities was mainly attributable to increased net income and an increase in accounts payable and accrued expenses along with a reduction in deferred revenue.
Investing Activities
Capital expenditures for the nine months ended May 27, 2006 were $10.9 million compared to capital expenditures of $9.8 million for the nine months ended May 28, 2005. Our projected capital expenditures for the entire fiscal year 2006 are expected to be approximately $14.0 million.
Financing Activities
For AAC, financing activities used cash of $24.0 million for the nine months ended May 27, 2006 compared to cash used of $16.2 million for the nine months ended May 28, 2005. During the nine months ended May 27, 2006, AAC paid down $32.3 million of the term loan of the Senior Credit Facility of which $31.0 million were prepayments. During the nine months ended May 27, 2006, AAC received a capital contribution from Group Holdings of $7,000, which was used to pay down the term loan.
For Group Holdings, financing activities used cash of $23.8 million for the nine months ended May 27, 2006 compared to cash used of $16.0 million for the nine months ended May 28, 2005. During the nine months ended May 27, 2006, the Company paid down $32.3 million of the term loan of the Senior Credit

Facility. On January 18, 2006, Group Holdings issued an investor 7,500 shares of the Series A Preferred Stock for an aggregate purchase price of $7.5 million, which the investor paid to Group Holdings in cash.
Capital Resources
In connection with the Merger, AAC entered into its existing $195.0 million senior secured credit facility and issued $150.0 million of the 8.25% senior subordinated notes. On November 16, 2004, Group Holdings issued the 10.25% Notes. Certain provisions of these financing arrangements are described below.
The senior secured credit facility provides a $155.0 million term loan, maturing in 2011, and up to $40.0 million in available revolving loan borrowings, maturing in 2010. Availability under the revolving loans as of May 27, 2006, was approximately $38.0 million with $2.0 million in letters of credit outstanding. The senior secured credit facility imposes certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the senior secured credit facility contains financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on its ability to make capital expenditures. The senior secured credit facility is secured by substantially all of the assets of AAC, is guaranteed by and secured by the assets of some of its existing and future domestic subsidiaries, if any, and by a pledge of all of the capital stock of some of its existing and future domestic subsidiaries, if any. The senior secured credit facility is also guaranteed by AAC Holding Corp.
AAC is required to pay cash interest on the 8.25% notes semi-annually in arrears on April 1 and October 1 of each year. The 8.25% notes have no scheduled amortization and mature on April 1, 2012. The indenture governing the 8.25% notes contains certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. The 8.25% notes are guaranteed by certain of AAC’s existing and future domestic subsidiaries. In November 2004, Group Holdings issued $89.3 million (net proceeds) of 10.25% senior discount notes due 2012. The notes accrete to $131.5 million aggregate principal amount at maturity. Interest accrues on the notes in the form of an increase in the accreted value of such notes prior to October 1, 2008. Thereafter, cash interest on the notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009, at a rate of 10.25% per annum. The notes are Group Holdings’ unsecured obligation and rank equally with all of its future senior obligations and senior to its future subordinated indebtedness. The 10.25% notes are effectively subordinated to Group Holdings’ future secured indebtedness to the extent of the assets securing that indebtedness and are structurally subordinated to all indebtedness and other obligations of Group Holdings’ subsidiaries, including AAC. We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness. We expect that cash generated from operating activities and availability under the senior secured credit facility will be our principal sources of liquidity. Based on our current level of operations and anticipated cost savings and operational improvements, we believe our cash flow from operations, available cash and available borrowings under the senior secured credit facility will be adequate to meet our liquidity needs for the next twelve months and beyond.
Off Balance-Sheet Obligations
Gold Consignment Agreement. Under AAC’s gold consignment financing arrangement, AAC has the ability to have on consignment the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at AAC’s facilities and other approved locations, as specified by the agreement. AAC expensed consignment fees of $82 for the three months ended May 27, 2006 and $90 for the three months ended May 28, 2005. The Company expensed consignment fees of $242 and $264 for the nine months ended May 27, 2006 and May 28, 2005, respectively. Under the terms of the consignment arrangement, AAC does not own the consigned gold nor does it have risk of loss related to such inventory until the money is received by the bank from AAC in payment for the gold purchased. Accordingly, AAC does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes. As of May 27, 2006 and August 27, 2005, AAC held approximately 9,560 ounces and 17,070 ounces, respectively, of gold valued at

$6.1 million and $7.5 million, respectively, on consignment. The gold consignment agreement does not have a stated period and it can be terminated by either party upon 60 day written notice.
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
Recent Accounting Pronouncements
In November 2004, FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“FAS 151”). FAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. FAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted this standard beginning the first quarter of fiscal year 2006 and its adoption did not have a material impact on our financial statements as such costs have historically been expensed as incurred.
In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29” (“FAS 153”) which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value accounting nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. FAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. We adopted this statement beginning the first quarter of fiscal year 2006 and its adoption did not have a significant impact on our financial statements.
In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Retirement Obligations” (“FIN 47”), which clarifies the term “conditional asset retirement obligation,” as used in FASB Statement No. 143, “Accounting for Asset retirement Obligations.” FIN 47 clarifies that an entity is required to recognize a liability for a legal obligation to perform asset retirement activities when the retirement is conditional on a future event and if the liability’s fair value can be reasonably estimated. If the liability’s fair value cannot be reasonably estimated, then the entity must disclose a description of the obligation, the fact that a liability has not been recognized, and the reasons why the liability cannot be reasonably estimated. We must adopt this Interpretation in the fourth quarter of 2006 and we are currently studying its provisions to determine the impact, if any, on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Gold. We purchase all of our gold from The Bank of Nova Scotia through our existing gold consignment agreement described above. We consign the majority of our gold and pay for gold as our products are shipped to customers. Each ten percent change in the price of gold would result in a $2.2 million change in cost of goods sold, assuming gold purchase levels approximate the levels in fiscal 2005. As of May 27, 2006, we had hedged a majority of our gold requirements for fiscal 2006 through the purchase of gold options.
Interest Rate Risk. We have exposure to market risk relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Our senior secured credit facility (revolver and term loan) and existing gold consignment agreement are variable rate arrangements. The interest rates are based on a floating benchmark rate (such as LIBOR or the Federal Funds rate) plus a fixed spread. Our other financial instruments subject to interest rate risk consist of long-term debt and notional amount under the gold consignment agreement. With respect to the senior secured credit facility, which bears interest at variable rates, each quarter point change in interest rates would result in a $0.4 million change in annual interest expense, assuming the entire revolving loan was drawn.
Semi-Precious Stones. We purchase the majority of our semi-precious stones from a single supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. The prices for these products are denominated in Euros. Each ten percent change in the Euro exchange rate would result in a $0.5 million change in cost of goods sold, assuming stone purchase levels approximate the levels in fiscal 2005. In order to hedge market risk, we have from time-to-time purchased forward currency contracts. During the three and nine months ended May 27, 2006, we did not purchase any Euro forward contracts and did not have any such contracts outstanding.

ITEM 4. CONTROLS AND PROCEDURES
As of the date of this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the most recent year end audit, several deficiencies related to the application of generally accepted accounting principles were noted, which are collectively considered to be a material weakness in internal control over financial reporting. The deficiencies related to the timing of revenue recognition and the determination and accuracy of certain liabilities and the related expenses. As a result of the restatements on May 22, 2006 of our consolidated financial statements for the year ended August 27, 2005 and the quarterly periods ended November 26, 2005 and February 25, 2006, the material weakness related to internal control over financial reporting had not yet been completely remediated. Subsequent to August 27, 2005 and May 22, 2006, we have taken steps to remediate the material weakness. We implemented a series of additional controls in our accounting review and approvals process designed to provide greater assurance that the timing of revenue recognition and the determination of certain liabilities are properly recorded at the end of the applicable accounting periods. Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of this Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Additionally, our President and Chief Executive Officer and our Chief Financial Officer determined that there were no other changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report other than those identified in the evaluation discussed above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although management believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Any change in or adverse development, including the following factors, may impact the achievement of results in or accuracy of forward-looking statements: the price of gold and precious, semiprecious and synthetic stones; the Company’s access to students and consumers in schools; the seasonality of the Company’s business; regulatory and accounting rules; the Company’s relationship with its independent sales representatives; fashion and demographic trends; general economic, business, and market trends and events, especially during peak buying seasons for the Company’s products; the Company’s ability to respond to customer change orders and delivery schedules; development and operating costs; competitive pricing changes; successful completion of management initiatives designed to achieve operating efficiencies; the Company’s cash flows; and the Company’s ability to draw down funds under its current bank financings and to enter into new bank financings. The foregoing factors are not exhaustive. New factors may emerge or changes may occur that impact the Company’s operations and businesses. Forward-looking statements herein are expressly qualified on the foregoing or such other factors as may be applicable.
You should consider the risks described in Group Holdings’ Registration Statement on Form S-4 Amendment No. 5 (File No. 333-121479) filed on August 25, 2005 as you review this quarterly report.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, we may be a party to lawsuits and administrative proceedings before various courts and government agencies. These lawsuits and proceedings may involve personal injury, contractual issues and other matters. We cannot predict the ultimate outcome of any pending or threatened litigation or of actual claims or possible claims. However, we believe resulting liabilities, if any, will not have a material adverse impact upon our results of operations, financial condition or cash flows.
On February 11, 2004, Frederick Goldman, Inc. (the “Licensee”) filed an arbitration claim against AAC’s subsidiary, Commemorative Brands, Inc. (“CBI”), for an unspecified monetary amount alleging, among other things, that CBI had improperly attempted to convert an exclusive license CBI granted to the Licensee to a non-exclusive license. The arbitration proceedings have concluded with the arbitrator ruling that the Licensee has an exclusive license. In addition, on February 10, 2004, the Licensee commenced a lawsuit in federal district court in New York against CBI alleging that CBI breached the license agreement by granting third parties rights in violation of the Licensee’s exclusive rights under the license agreement. CBI has settled the lawsuit brought against it by Frederick Goldman, Inc. Pursuant to the settlement, among other things, CBI and Frederick Goldman, Inc. entered into a new licensing agreement and CBI agreed to pay Frederick Goldman, Inc. $1.0 million in cash. This payment was made on May 18, 2006.
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
Date: July 11, 2006

AAC GROUP HOLDING CORP. AMERICAN ACHIEVEMENT CORPORATION
By:	/s/ DONALD J. PERCENTI
Donald J. Percenti
CHIEF EXECUTIVE OFFICER (principal executive officer)

By:	/s/ SHERICE P. BENCH
Sherice P. Bench
CHIEF FINANCIAL OFFICER (principal financial officer)