Form 10-K
period 2008-08-30
AAC Group Holding Corp.; American Achievement Group Holding Corp.; AMERICAN ACHIEVEMENT CORP
filed 2008-11-25
CIK 1311835, 1373768, 1168468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file numbers 333-137067, 333-121479 and 333-84294

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE DELAWARE DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	20-4833998 20-1854833 13-4126506 (I.R.S. Employer Identification Number)

7211 CIRCLE S ROAD
AUSTIN, TEXAS 78745
(Address of Principal Executive Offices) (Zip Code)
Registrants’ Telephone Number, Including Area Code: (512) 444-0571

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant American Achievement Group Holding Corp. is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑   No ☐

Indicate by check mark if the registrant AAC Group Holding Corp. is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑   No ☐

Indicate by check mark if the registrant American Achievement Corporation is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑   No ☐

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☐    No ☑.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑

Indicate by check mark whether any of the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑.

Number of shares of American Achievement Group Holding Corp outstanding as of August 30, 2008: 505,460 shares of common stock.

Number of shares of AAC Group Holding Corp. outstanding as of August 30, 2008: 100 shares of common stock.

Number of shares of American Achievement Corporation outstanding as of August 30, 2008: 100 shares of common stock.

This Form 10-K is a combined annual report being filed separately by three registrants: American Achievement Group Holding Corp., AAC Group Holding Corp. and American Achievement Corporation. Unless the context indicates otherwise, any reference in this report to “Parent Holdings” refers to American Achievement Group Holding Corp., “Intermediate Holdings” refers to AAC Group Holding Corp. and “AAC” refers to American Achievement Corporation, the indirect wholly-owned operating subsidiary of Intermediate Holdings. The “Company”, “we”, “us” and “our” refer to American Achievement Group Holding Corp. and AAC Group Holding Corp. together with American Achievement Corporation.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

FORM 10-K
FOR THE FISCAL YEAR ENDED AUGUST 30, 2008
INDEX

Page

PART I
Item 1. Business	3
Item 1A. Risk Factors	9
Item 1B. Unresolved Staff Comments	13
Item 2. Properties	13
Item 3. Legal Proceedings	13
Item 4. Submission of Matters to a Vote of Security Holders	13

PART II
Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6. Selected Financial Data	14
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	35
Item 8. Financial Statements and Supplementary Data	36
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	78
Item 9A. Controls and Procedures	78

PART III
Item 10. Directors, Executive Officers and Corporate Governance	79
Item 11. Executive Compensation	81
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90
Item 13. Certain Relationships and Related Transactions and Director Independence	90
Item 14. Principal Accountant Fees and Services	91

PART IV
Item 15. Exhibits, Financial Statement Schedules	92
Signatures	95
Supplemental Indenture – American Achievement Corporation
Supplemental Indenture – AAC Group Holding Corp. Supplemental Indenture – American Achievement Group Holding Corp. Letter Agreement – Kris G. Radhakrishnan
Statement re: Computation of Ratios of Earnings to Fixed Charges
Subsidiaries
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

Explanatory Note

This combined Form 10-K is separately filed by American Achievement Group Holding Corp., AAC Group Holding Corp. and American Achievement Corporation. Each Registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

PART I

Item 1. Business

Registrants

American Achievement Group Holding Corp. (“Parent Holdings”) was formed in May 2006 and owns 100% of the shares of common stock of AAC Group Holding Corp. (“Intermediate Holdings”). Intermediate Holdings, formed in November 2004, owns 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of American Achievement Corporation (“AAC”). Intermediate Holdings conducts all of its business through AAC Holding Corp. and AAC and its subsidiaries. Parent Holdings conducts all of its business through Intermediate Holdings, AAC Holding Corp. and AAC and its subsidiaries. Parent Holdings, Intermediate Holdings, and AAC are treated as entities under common control. Accordingly, the financial results are being presented for Parent Holdings and Intermediate Holdings for all periods for which the financial results of AAC are presented. The financial results of Parent Holdings prior to its formation represent entirely those of its wholly-owned subsidiary, Intermediate Holdings and its indirect wholly-owned subsidiary, AAC. The financial results of Intermediate Holdings prior to its formation represent entirely those of its wholly-owned indirect subsidiary, AAC. The “Company”, “we”, “us” and “our” refer to Parent Holdings, Intermediate Holdings and AAC, together with the consolidated subsidiaries.

General

We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, and recognition products and affinity jewelry in the United States. We market and sell yearbooks to the college, high school, junior high school and elementary markets. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the high school, college and junior high school markets. We also sell jewelry commemorating family events such as the birth of a child, military and fan affinity jewelry and related products, professional sports championship rings, commercial printing and recognition products such as letter jackets.

As fully described under the “Significant Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, on October 26, 2007, the Company decided to shut down the operations of its achievement publications segment, which produced, marketed and sold publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers.  All shutdown activities were substantially complete prior to November 24, 2007 and were fully complete by May 31, 2008.

Company Background

Our business was founded when the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L.G. Balfour Company, Inc., were combined through various asset purchase agreements in December 1996. AAC was formed in June 2000 to serve as a holding company for these operations as well as any future acquisitions. In June 2000, we acquired the Taylor Senior Holding Company, the parent company of Taylor Publishing Company (“Taylor”), whose primary business is designing and printing student yearbooks. In July 2002, AAC acquired all the outstanding stock and warrants of Milestone Marketing, a marketer of class rings and other graduation products to the college market. In January 2004, AAC acquired C-B Graduation Announcements, a marketer of graduation products to the college market.  In April 2007, Commemorative Brands, Inc. (“CBI”), a wholly-owned subsidiary of AAC, acquired all of the outstanding stock of BFJ Holdings, Inc. and its wholly owned subsidiary, Powers Embroidery, Inc. (“Powers”), which companies were immediately merged into and became an operating division of CBI. Powers is a producer of quality letter jackets, chenille patches and other school spirit embroidery merchandise and is located in Waco, Texas.

On March 25, 2004, AAC Acquisition Corp., a wholly owned subsidiary of AAC Holding Corp., merged with and into AAC (the “Merger”), with AAC continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp. The Merger was financed by a cash equity investment by an investor group led by Fenway Partners Capital Fund II, L.P., borrowings under AAC’s senior secured credit facility and the issuance of AAC’s 8.25% senior subordinated notes due 2012. As a result of the Merger, we have reflected pre-Merger periods (“Predecessor”) for results of operations through March 25, 2004 and post-Merger periods (“Successor”) for results of operations subsequent to March 25, 2004 in our consolidated financial information and statements. In November 2004, AAC Holding Corp. underwent a recapitalization transaction pursuant to which its stockholders exchanged their shares of AAC Holding Corp. common stock for shares of Intermediate Holdings common stock and, as a result, AAC Holding Corp. became a wholly owned subsidiary of Intermediate Holdings.

On November 16, 2004, Intermediate Holdings issued $131.5 million aggregate principal amount at maturity of 10.25% senior discount notes due 2012, generating net proceeds of $89.3 million. Intermediate Holdings is the sole obligor of these notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Intermediate Holdings’ common stock from its stockholders.

On January 18, 2006, Intermediate Holdings entered into a Preferred Stock Purchase Agreement with an investor pursuant to which Intermediate Holdings sold shares of its mandatory redeemable series A preferred stock. In connection with this transaction, Intermediate Holdings issued the investor 7,500 shares of the mandatory redeemable series A preferred stock for an aggregate purchase price of $7.5 million, which the investor paid to Intermediate Holdings in cash. The holders of the mandatory redeemable series A preferred stock are entitled to receive cumulative dividends at a rate of 14% per year, when, as and if declared by the Board of Directors of Intermediate Holdings.

On May 8, 2006, the holders of outstanding stock of Intermediate Holdings, agreed to form a new holding company for Intermediate Holdings, and on May 30, 2006, reached agreement for their new company, Parent Holdings, to affect a stock exchange with Intermediate Holdings. Pursuant to that agreement, each holder of common stock of Intermediate Holdings contributed each of their shares of such stock then held to Parent Holdings in exchange for a new share of common stock of Parent Holdings and each holder of series A redeemable preferred stock of Intermediate Holdings contributed each of their shares of such stock then held to the Parent Holdings in exchange for a new share of series A redeemable preferred stock of Parent Holdings. Each new share of capital stock received in such contribution and exchange had the same rights, preferences and privileges as the corresponding share of stock of Intermediate Holdings that was contributed to Parent Holdings. As a result of the foregoing recapitalization, Intermediate Holdings became a wholly owned subsidiary of Parent Holdings.

On June 12, 2006, Parent Holdings issued $150.0 million principal amount of senior PIK notes due October 1, 2012. The net proceeds of this offering were used to pay a $140.5 million dividend to the stockholders of Parent Holdings. Because EBITDA (earnings before interest, taxes, depreciation, and amortization), as defined in the corresponding agreement, fell below certain target levels for the four quarters ended February 24, 2007, the rate at which interest accrues on the senior PIK notes was increased by 2.00% to 14.75% per annum, commencing on and including February 24, 2007. Because our consolidated group leverage ratio, as defined in the corresponding agreement, was greater than 5.0 to 1.0 on August 30, 2008, the rate at which interest accrues on the senior PIK notes was increased an additional 2.00% per annum, to a rate of 16.75%, commencing on, and including August 30, 2008. The senior PIK notes are the unsecured senior obligation of Parent Holdings and are not guaranteed by Intermediate Holdings or any of its subsidiaries.

As fully described under the “Significant Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, pursuant to a Stock Purchase Agreement dated May 15, 2008 among Herff Jones Inc. (the “Buyer”), Parent Holdings and the holders of all of Parent Holdings’ equity securities (the “Equity Holders”), the Equity Holders have agreed to sell all of the equity in Parent Holdings to the Buyer (the “Transaction”).  The Transaction is subject to regulatory approvals and customary closing conditions.

Parent Holdings conducts all of its business through Intermediate Holdings and AAC and its subsidiaries. The consolidated financial statements of Parent Holdings include the accounts of its direct wholly-owned subsidiary, Intermediate Holdings and its indirect wholly-owned subsidiary, AAC. Parent Holdings’ consolidated financial statements are substantially identical to Intermediate Holdings’ consolidated financial statements, with the exception of costs related to the Transaction, the series A preferred stock, senior PIK notes, additional interest expense related to its series A preferred stock and senior PIK notes, amortization of deferred financing costs, interest income on its cash balances and the related income taxes.

Intermediate Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is the stock of AAC.  Intermediate Holdings conducts all of its business indirectly through AAC and its subsidiaries. The consolidated financial statements of Intermediate Holdings include the accounts of its indirect wholly-owned subsidiary, AAC. Intermediate Holdings’ consolidated financial statements are substantially identical to AAC’s consolidated financial statements, with the exception of the 10.25% senior discount notes, additional interest expense related to the 10.25% senior discount notes, amortization of deferred financing costs, interest income on its cash balances and the related income taxes.

Business Segments

Our product business segments consist of four principal categories: Class Rings, Yearbooks, Graduation Products and Other. Sales for these segments for the most recent three fiscal years were:

($ in thousands)	Fiscal Year Ended
Segment	August 30, 2008	August 25, 2007	August 26, 2006
Class Rings	$120,282	$120,949	$119,451
Yearbooks	115,084	115,207	114,883
Graduation Products	45,846	44,428	43,940
Other	32,191	30,004	21,662
Total	$313,403	$310,588	$299,936

The table below sets forth our principal product lines, various brand names, and the distribution channels through which we sell our products.

Product Lines	Brand Names	Distribution Channel
High School Class Rings:	ArtCarved®	Independent jewelry stores
Jewelry chains
	ArtCarved Class Rings®	Independent jewelry stores
Jewelry chains
	Balfour®	On-campus
	Keystone®	Mass merchandisers
	Master®	Mass merchandisers
	R. Johns®	Independent jewelry stores
College Class Rings:	Balfour®	College bookstores
Direct marketing
Yearbooks:	Taylor Publishing	On-campus
High School Graduation Products:	Balfour®	On-campus
College Graduation Products:	Balfour®	Direct marketing
College bookstores
	CB Grad	College bookstores
Affinity Group Jewelry:	Keepsake®	Direct marketing
	R. Johns®	Direct marketing
	Balfour®	Direct marketing
Personalized Fashion Jewelry:	Celebrations of Life®	Independent jewelry stores
Jewelry chains
	ArtCarved®	Independent jewelry stores
Jewelry chains
Mass merchandisers
	Keepsake®	Mass merchandisers
	Generations of Love®	Mass merchandisers
	Namesake®	Mass merchandisers
Fan Affinity Sports Jewelry:	Balfour Sports®	Mass merchandisers
Catalogues
Professional Sports Championship Jewelry:	Balfour®	Direct marketing
Commercial Printing:	Taylor Publishing Taylor Specialty Books	Direct sales force
Other Recognition Products:	Balfour®	On-campus
	Powers	Sporting goods stores

Class Rings

We manufacture class rings for high school, college and university students and, to a lesser extent, junior high school students. Our rings are marketed under various brand names, including ArtCarved, Balfour, R. Johns, Keystone and Master Class Rings. Our ArtCarved and Balfour brand names have been known in the market place for over 67 years and 94 years, respectively. For most of the schools that we serve, we are the sole on-campus class ring supplier. Our independent sales representatives operate under contracts with us and coordinate ring design, promotion and order processing.

We custom manufacture each ring. We maintain an extensive inventory of unique proprietary ring dies.  The production process takes approximately two to eight weeks from receipt of the customer’s order to product shipment, depending on style, option selections and new or custom tooling requirements. We use computer aided design software to quickly and cost-effectively convert new custom designs such as school seals, mascots and activities into physical tools capable of producing rings in large quantities. Rings are generally produced only upon receipt of a customer order and deposit, which reduces our credit risk. Class ring products contributed approximately 38%, 39% and 40% of our net sales in fiscal years 2008, 2007 and 2006, respectively.

Yearbooks

We produce yearbooks for high school, college, junior high school and elementary school students. We also publish specialty commercial books including military yearbooks, which, for example, commemorate naval tours of duty at sea. We are one of the leading providers of yearbooks. All of our yearbooks are sold under the Taylor Publishing brand name.

We typically enter into one-year contracts with schools, although some of our contracts are multi-year agreements. Our independent sales representatives operate under contracts with us and develop strong relationships with schools as they assist students and faculty advisors throughout the design process and provide technical and marketing support. We have made major advances in yearbook systems and design. We believe we were the first yearbook provider to fully integrate digital technology throughout our production process which has led to increased output speed and enhanced print quality. We are also a leading provider of online desktop publishing technology which provides our customers with exceptional versatility and productivity in publishing their yearbook.

We publish yearbooks in our own facilities. Since 1993, we have made significant expenditures on proprietary software and hardware to support electronic platforms for creating, transmitting and managing yearbook production and printing technology. We also offer full production support for off-the-shelf desktop publishing tools. In the last six fiscal years, we have upgraded our printing presses and fully integrated digital technology throughout our production process to, among other things, increase the speed of output and automatically monitor ink flow and control color composition. This new technology allows Taylor to fulfill the dominant customer need in the industry over the past several years; high-quality full-color printing. The foregoing technology upgrades and enhancements have enabled us to reduce manufacturing costs and improve on-time delivery, performance and print quality. Yearbook products contributed approximately 37% of our net sales in each of the fiscal years 2008 and 2007 and approximately 38% of our net sales in fiscal year 2006.

Graduation Products

We offer a full array of graduation products to high school and college students through our network of independent class ring sales representatives, as well as through college bookstores. Our graduation product line includes personalized graduation announcements, name cards, thank you notes, diplomas, mini diplomas, diploma covers, certificates, appreciation gifts, graduation soft goods and other fine paper accessory items. In addition to our fine paper accessories, we also offer caps and gowns for high school and college students. Our graduation products are sold under the Balfour and CB Grad brand names.

A majority of our graduation products are personalized to some degree and have short production runs and cycles. We manufacture these products at our own facilities and distribute them through our independent high school class ring sales representatives and college bookstores.

We have enhanced our college website to enable students and their parents to order graduation products online. We believe that, over time, this will increase sales of our graduation products and, in particular, personalized college announcements that include a student’s name, degree and other personal information in the text of the announcement. We also intend to leverage our existing channels of distribution and, in particular, our presence in college bookstores, to further increase sales of these products. Graduation products contributed approximately 15%, 14% and 15% of our net sales in fiscal years 2008, 2007 and 2006, respectively.

Other

Our other products are primarily recognition and affinity jewelry, which consist of the following product categories:

•
Affinity Group Jewelry. Affinity group jewelry is sold to members of large groups and associations. The jewelry features emblems of, and otherwise commemorates accomplishments within, the group. Through our Balfour brand, we provide affinity rings to military personnel that recognize affiliation and completion of specialized training ranging from basic training to special forces.

•
Personalized Fashion Jewelry. Our personalized fashion jewelry products include rings commemorating children’s birth dates, which feature a level of personalization, such as birthstones and names, which distinguishes us from our competitors. We also sell other personalized jewelry, such as necklaces and bracelets, designed to commemorate family events. We provide personalized family jewelry under our Celebrations of Life, ArtCarved, Generations of Love, Keepsake and Namesake brand names.

•
Professional Sports Championship Jewelry. We provide sports championship jewelry for professional teams and their members and have, for example, produced several World Series, Super Bowl and Stanley Cup rings, including all of the rings for the New York Yankees’ 26 championships, and most recently supplied the 2007 Boston Celtics National Basketball Association Championship ring. We provide sports championship jewelry under the Balfour brand.

•	Commercial Printing. We provide a variety of printing products for the commercial market. We provide these products under the Taylor Publishing and Taylor Specialty Books brands.

•
Recognition Products.  Our other recognition products include letter jackets, loose and applied chenille, inserts, pins, banners, and embroidered soft goods that commemorate accomplishments in sports, band or other school based organizations.  Our products are marketed under Balfour to on-campus and under Powers to sporting goods retailers.  These products  are also marketed to corporations and businesses as corporate affinity products.

Other
We manufacture many of the products in this segment in our own facilities and some of the products are also manufactured at independent overseas manufacturers.  Other products contributed approximately 10% of our net sales in fiscal years 2008 and 2007 and approximately 7% of our net sales in fiscal year 2006.

Sales and Marketing

At the high school level, class rings are sold through two distribution channels: independent sales representatives selling directly to students and retail stores. Our high school class rings are sold by retailers including independent jewelry retailers, many of the nation’s largest jewelry chains, including Zales, Gordons and Sterling, and by mass merchandisers, such as Wal-Mart, JC Penney, and K-Mart. We sell different brands and product lines in retail stores in order to enable them to differentiate their products from those sold by our independent sales representatives directly to students at schools. College rings are sold primarily through college bookstores and colleges by our employee sales representatives. Historically, college bookstores have been owned and operated by academic institutions. Over the last several years, an increasing number of college bookstores have been leased to contract operators, primarily Barnes and Noble Bookstores and Follett Corporation, with whom we have longstanding relationships. Decisions to include our products are typically made on a national basis by each bookstore operator.

Yearbooks are produced under an exclusive contract with each school for the academic year and are sold directly to students by the school. Under the terms of the contract, the school agrees to pay us a base price for producing the yearbook. This price sometimes increases between order receipt and production as a result of enhancements to the contract specifications, such as additional color pages. Our independent yearbook sales representatives call on schools at the contract stage. Thereafter, they coordinate between the school’s yearbook committee and our customer service and plant employees to ensure satisfactory quality and service.

Graduation products are sold directly to students through our network of independent high school class ring sales representatives and in college bookstores and colleges through our network of employee and independent sales representatives. Other affinity products are sold through a variety of distribution channels, including direct marketing, mass merchandisers, catalogs and retail stores.

We compensate our independent sales representatives and college bookstores on a commission basis. Some colleges also receive compensation in the form of royalty payments. Most independent sales representatives also receive a monthly advance against commissions earned, although all expenses, including promotional materials made available by us, are the responsibility of the representative. Our independent sales representatives operate under exclusive contracts that include non-compete arrangements. Our independent high school class ring and independent yearbook sales representatives have average tenures with our company of approximately 15 and 11 years, respectively.   Employee sales representatives receive a combination of salary and sales incentives.

Intellectual Property

We have trademarks, patents and licenses that in the aggregate are an important part of our business. However, we do not regard our business as being materially dependent upon any single trademark, patent or license. We have trademark registration applications pending and intend to pursue other registrations as appropriate to establish and preserve our intellectual property rights.

We market our products under many trademarked brand names, some of which rank among the most recognized and respected names in jewelry and publications. Generally, a trademark registration will remain in effect so long as the trademark remains in use by the registered holder and any required renewals are obtained. We own several patented ring designs and business process patents.

The following are some of the more prominent marks, which are registered pursuant to applicable intellectual property laws and are the property of AAC or its subsidiaries: “ArtCarved,” “ArtCarved Class Rings”, “Balfour,” “Balfour Sports,” “Keystone,” “Master,” “R. Johns,”  “Keepsake,” “Celebrations of Life,” “Generations of Love,” “Namesake,” and the various logos related to the foregoing brands.

Competition

We face competition for most of our principal products.  While the class ring, graduation products and yearbook markets were once concentrated, consisting of a few large national manufacturers (of which we were one) advances in technology and the emergence of international manufacturing have significantly lowered the costs of entry.  Major domestic mass merchant and jewelry chain retailers now effectively compete in the class ring business and the traditional yearbook and graduation products businesses now face considerable competition from regional and local printers and internet-based purveyors of yearbook and alternative web-based virtual products.  Competition from alternative sales channels is robust in virtually all market categories.

 Our principal competitors in the class ring and graduation products markets are Jostens, Inc. and Herff Jones, Inc., which compete with us nationally across all product lines. Our principal competitors in the yearbook market are Jostens, Herff Jones and Walsworth Publishing Company. All competitors in the scholastic products market compete primarily on the basis of quality, marketing and customer service and, to a lesser extent, price.

Our affinity group jewelry products, fan affinity sports jewelry and products and our professional sports championship jewelry businesses compete with Jostens and, to a lesser extent, with various other companies. Our personalized fashion jewelry products compete mainly with smaller regional companies. We compete with our affinity product competitors primarily on the basis of quality, marketing, customer service and price.

Raw Material and Suppliers

Numerous raw materials are used in the manufacture of our products. Gold and other metals, precious, semi-precious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. We purchase a majority of our gold from a single supplier. We may consign a portion of our gold and pay for gold as our products are shipped to customers. We also purchase the majority of our semi-precious and synthetic stones from a single supplier who we believe supplies substantially all of these types of stones to almost all of the class ring manufacturers in the United States. Synthetic and semi-precious stones are available from other suppliers, although switching to these suppliers could result in additional costs to us.

Prices of these materials, especially gold, continually fluctuate. We periodically reset our prices to reflect the then current prices of raw materials. In addition, we may engage in various hedging transactions to reduce the effects of fluctuations in the price of gold. We also negotiate paper prices on an annual basis so that we are able to estimate yearbook and graduation announcement costs with greater certainty.

Seasonality

The seasonal nature of our various businesses tends to be tempered by our broad product mix. Class ring sales are highest during October through December and early spring, with many orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are also seasonal, with highest sales during the winter holiday season and in the period leading up to Mother’s Day.

As a result of the foregoing, we have experienced operating losses during our first and fourth fiscal quarters, which includes the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.

Backlog

Because of the nature of our business, all orders (except yearbooks) are generally filled between two and eight weeks after the time of placement. We enter into yearbook contracts several months prior to delivery. While yearbook base prices are established at the time of order, final prices are often not calculated at that time since the content typically changes prior to publication. We estimate (calculated on the basis of the base price of yearbooks ordered) that the backlog of orders related to continuing operations was approximately $106 million as of August 30, 2008, almost exclusively related to student yearbooks. We expect substantially all of this backlog to be filled in fiscal 2009.

Employees

Given the seasonality of our business, the size of our employee base fluctuates throughout the year, with the number typically being highest during September through May and lowest from June to August. As of August 30, 2008, we had approximately 1,600 employees. We believe that our employee relations are good.  Some of our production employees are represented by unions. Hourly production and maintenance employees located at our Austin, Texas manufacturing facility are represented by the United Brotherhood of Carpenters and Joiners Union. The United Brotherhood of Carpenters and Joiners Union signed a collective bargaining agreement that will expire in May of 2009. Some hourly production employees at our Dallas facility are represented by the Graphic Communications Conference/International Brotherhood of Teamsters Local 367M. We have two collective bargaining agreements in place with this Union.  One agreement expires in July 2009 and the other in February 2010.

Environmental

We are subject to applicable federal, state and local laws, ordinances and regulations that establish various health and environmental quality standards. Past and present manufacturing operations subject us to environmental laws and regulations that seek to protect human health or the environment, governing among other things the use, handling and disposal or recycling of, or exposure to, hazardous or toxic substances, the remediation of contaminated sites, emissions into the air and the discharge of wastewaters. We believe that our business, operations and facilities are in substantial compliance with all material environmental laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. We believe that we have adequate environmental insurance and indemnities to sufficiently cover any currently known material environmental liabilities and that we do not currently face environmental liabilities that could have a material adverse affect on our financial condition or results of operations.

Item 1A. Risk Factors

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our financial obligations.

     We have a significant amount of indebtedness. On August 30, 2008, Parent Holdings’ total indebtedness is $566.5 million (of which $203.1 million consisted of the senior PIK notes, $130.4 million consisted of the 10.25% senior discount notes, $7.5 million consisted of our mandatory redeemable series A preferred stock, $150.0 million consisted of the existing 8.25% senior subordinated notes and $75.5 million consisted of indebtedness under the existing senior secured credit facility).

     Our substantial indebtedness could have important consequences to you.  For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;
•	increase our vulnerability to general adverse economic and industry conditions;
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow working capital, capital expenditures, research and development efforts and other general corporate purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit our ability to borrow additional funds

To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

     Our ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures and research and development efforts, depends on our ability to generate cash in the future. Our ability to do so, to a certain extent, is subject to general economic, financial, competitive, legislative and other factors that are beyond our control.

  We cannot assure you that our business will generate sufficient cash flow from operations and that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available under the existing senior secured credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the existing senior secured credit facility, the 10.25% senior discount notes, the 8.25% senior subordinated notes and the senior PIK notes, on commercially reasonable terms or at all.

Restrictions in the indentures governing the senior PIK notes, the 10.25% senior discount notes, the 8.25% senior subordinated notes and the existing senior secured credit facility may prevent us from taking actions that we believe would be in the best interest of our business.

     The indentures governing the senior PIK notes, the 10.25% senior discount notes, the 8.25% senior subordinated notes and the existing senior secured credit facility contain customary restrictions on us or our subsidiaries, including covenants that restrict us or our subsidiaries, as the case may be, from:

•	incurring additional indebtedness and issuing preferred stock;
•	granting liens on our assets;
•	making investments;
•	consolidating or merging with, or acquiring, another business;
•	selling or otherwise disposing of our assets;
•	paying dividends and making other distributions with respect to our capital stock, or purchasing, redeeming or retiring our capital stock;
•	entering into transactions with our affiliates; and
•	entering into sale and leaseback transactions.

  The existing senior secured credit facility also requires AAC to meet specified financial ratios. These restrictions may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

If we are unable to maintain our business or further implement our business strategy, our business and financial condition could be adversely affected.

     Our ability to meet our debt service and other obligations depends significantly on how successful we are in maintaining our business and further implementing our business strategy. Our business plan envisions several long-term growth initiatives, including the development of new products. We may not be able to do either of the foregoing and the anticipated results of our strategy may not be realized. The components of our strategy are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unable to continue to successfully maintain our business and implement our business strategy, our long-term growth and profitability may be adversely affected.

     In addition, the business strategy that we intend to pursue is based on our operations and strategic planning process. We may decide to alter or discontinue parts of this strategy or may adopt alternative or additional strategies. The strategies implemented may not be successful and may not improve our operating results. Further, other conditions may occur, including increased competition, which may offset any improved operating results attributable to our business strategy.

We face significant competition from various competitors.

  We face competition for most of our principal products.  While the class ring, graduation products and yearbook markets were once concentrated, consisting of a few large national manufacturers (of which we were one) advances in technology and the emergence of international manufacturing have significantly lowered the costs of entry.  Major domestic mass merchant and jewelry chain retailers now effectively compete in the class ring business and the traditional yearbook and graduation products businesses now face considerable competition from regional and local printers and internet-based purveyors of yearbook and alternative web-based virtual products.  Competition from alternative sales channels is robust in virtually all market categories.  We may not be able to compete successfully with our competitors, some of whom may have greater resources, including financial resources, than we have.

Increased prices for raw materials or finished goods used in our products could adversely affect our profitability or revenues.

     Numerous raw materials are used in the manufacture of our products. Gold and other metals, precious, semi-precious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. Any material long-term increase in the price of one or more of our raw materials could have a direct adverse impact on our cost of sales. In addition, we may be unable to pass on the increased costs to our customers. Our inability to pass on these increased costs could adversely affect our results of operations, financial condition and cash flow.

     Our operating results are dependent upon the market price of gold. We have no control over gold prices, which can fluctuate widely and are affected by numerous factors, such as supply and demand and investor sentiment. We will at times, enter into forward sale contracts and/or, put/call option contracts to hedge the effects of price fluctuations. We continually evaluate the potential benefits of engaging in these strategies based on current market conditions, but there can be no assurance that we will be able to hedge in the future on similar economic terms, or that any of the hedges we enter into will be effective. We may be exposed to nonperformance by counterparties or, during periods of significant price fluctuation, margin calls as a result of our hedging activities. Each ten percent change in the price of gold would result in a change of $3.6 million in cost of goods sold, assuming gold purchase levels approximate the levels in the fiscal year 2008. An unfavorable change in the cost of gold, or an improper hedging strategy, could adversely affect our results of operations.

Currency exchange rate fluctuations may adversely affect our results of operations.

     We have been subject to market risk associated with foreign currency exchange rates. We purchase the majority of our precious, semi-precious and synthetic stones from a single supplier in Germany. The prices for these products are denominated in Euros. In order to hedge market risk, we have from time-to-time purchased forward currency contracts; however, during the fiscal years 2008 and 2007, we did not purchase any Euro forward contracts and did not have any such contracts outstanding. Each ten percent change in the Euro exchange rate would result in a $0.5 million change in cost of goods sold, assuming stone purchase levels approximate those levels in the fiscal 2008. An unfavorable change in the exchange rates could adversely affect our results of operations.

Many of our products or components of our products are provided by a limited number of third-party suppliers.

     Virtually all of the synthetic stones used in our class rings are purchased from a single supplier. We believe that most of the class ring manufacturers in the United States purchase substantially all of these types of stones from this supplier. If this supplier was unable to supply us with stones, or if this supplier’s inventory of stones significantly decreased, our ability to manufacture rings featuring these stones would be adversely affected. If we were required to secure a new source for these stones, we might not be able to do so on terms as favorable as our current terms, which could adversely affect our results of operations and financial condition. Even if acceptable alternatives were found, the process of locating and securing such alternatives might be disruptive to our business. Extended unavailability of a necessary raw material or finished good used in our products could cause us to cease manufacturing one or more products for a period of time.

Our future operating results are dependent on maintaining our relationships with our independent sales representatives.

     We rely on the efforts and abilities of our network of independent sales representatives to sell our class ring, yearbook and graduation products. Most of our relationships with customers and schools are cultivated and maintained by our independent sales representatives. If we were to lose a significant number of our independent sales representatives, it could adversely affect our results of operations, financial condition and cash flow.

Our performance may fluctuate with the financial condition of, or loss of, our retail customers.

     A portion of our jewelry products are sold through major retail stores, including mass merchandisers, jewelry store chains and independent jewelry stores. As a result, our business and financial results may be adversely impacted by adverse changes in the financial conditions of these retailers, loss of the retailer’s business, the general condition of the retail industry and the economy overall. Specifically, bankruptcy filings by these retailers could adversely affect our results of operations, financial condition and cash flow.

The seasonality of our sales may have an adverse effect on our operations and our ability to service our debt.

     Our business experiences strong seasonal swings that correspond to the typical U.S. academic year. Class ring sales are highest during October through December and early spring, yearbook sales are highest during April and June, and our graduation product sales are highest during February through April.  If our sales were to fall substantially below what we would normally expect during these periods, our annual financial results would be adversely impacted and our ability to service our debt could also be adversely affected.

We are subject to environmental laws and regulations that could impose substantial costs upon us and may adversely affect our financial results.

     We are subject to applicable federal, state and local laws, ordinances and regulations that establish various health and environmental quality standards. Past and present manufacturing operations subject us to environmental laws and regulations that seek to protect human health or the environment governing, among other things, the use, handling and disposal or recycling of, or exposure to, hazardous or toxic substances, the remediation of contaminated sites, emissions into the air and discharge of wastewaters. In the event that environmental liabilities are in excess of, or not covered by, our environmental insurance and indemnities, this could have a material adverse affect on our results of operations, financial condition and cash flow.

Our business could be adversely affected by unforeseen economic and political conditions.

     Although we believe that growth in the scholastic products market is determined primarily by demographics, we are not fully insulated against economic downturns and unforeseen economic conditions. A weakening of the U.S. economy, an increase in the unemployment rate, decreased consumer disposable income, decreased consumer confidence in the economy and other economic factors could adversely affect our results of operations, financial condition and cash flow.

We rely on proprietary rights which may not be adequately protected.

     Our efforts to protect and defend our intellectual property rights may not be successful, and the costs associated with protecting our rights in certain jurisdictions could be extensive. The loss or reduction of any of our significant proprietary rights could hurt our ability to distinguish our products from competitors’ products and retain our market shares.

We depend on numerous complex information systems, and any failure to successfully maintain those systems or implement new systems could materially harm our operations.

     We depend upon numerous information systems for operational and financial information and billing operations. We may not be able to maintain or enhance existing or implement new information systems. We intend to continue to invest in and administer sophisticated management information systems, and we may experience unanticipated delays, complications and expenses in implementing, integrating and operating our systems. Furthermore, our information systems may require modifications, improvements or replacements that may require substantial expenditures and may require interruptions in operations during periods of implementation. Moreover, implementation of these systems is subject to the availability of information technology and skilled personnel to assist us in creating and implementing the systems. The failure to successfully implement and maintain operational, financial, testing and billing information systems could have an adverse effect on our results of operations, financial condition and cash flow.

Our results of operations are dependent on certain principal production facilities.

     We are dependent on certain key production facilities. Any disruption of production capabilities at our production facilities, including our Dallas yearbook and Austin class ring facilities, or at independent overseas manufacturers providing any outsourced manufacturing operations for a significant term could lead to the loss of customers during any period which production is interrupted, and could adversely affect our business, financial condition and results of operations.

Our stockholders’ interests may conflict with interests of our other investors.

     An investor group led by Fenway Partners Capital Fund II, L.P. owns substantially all of Parent Holdings’ outstanding stock. As a result, these investors are in a position to control all matters affecting us, including controlling decisions made by our board of directors, such as the approval of acquisitions and other extraordinary business transactions, the appointment of members of our management and the approval of mergers or sales of substantially all of our assets. The interests of these investors in exercising control over our business may conflict with interests of our other investors.

We may be adversely affected if the Transaction is not completed.

There is no assurance that the conditions to the completion of the Transaction will be satisfied or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the Transaction as provided for under the Stock Purchase Agreement, if at all. In the event that the Transaction is not completed, we may be subject to several risks including the following: we may not realize any or all of the potential benefits of the Transaction, including any synergies that could result from combining the resources of the Company and the Buyer; we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Transaction even if it is not consummated; management’s attention from our day to day business may be diverted; and uncertainties with regards to the Transaction may adversely affect our relationships with our employees, vendors and customers.

The announcement of the Transaction could have an adverse effect on our business in the near term.

Our business partners and customers may delay, defer or cancel purchases pending the consummation of the Transaction. The Transaction may also adversely affect our ability to attract and retain key personnel. Activities relating to the Transaction and related uncertainties could divert the attention of our management and employees from our day-to-day business, which could cause disruptions among our relationships with business partners and customers, and cause our employees to seek alternative employment, all of which could detract from our ability to generate revenue and control costs. In addition, the Stock Purchase Agreement imposes affirmative and negative restrictions on the operations of our business. Without the consent of the Buyer, we may be restricted from making certain acquisitions and taking other specified actions until the Transaction closes or is terminated. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the Transaction or its termination.

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     Our headquarters and principal executive offices are located at 7211 Circle S Road, Austin, Texas. A summary of the physical properties that we use follows in the table below.  We believe that our facilities are suitable for their purpose and adequate to meet our business operations requirements. The extent of utilization of individual facilities varies due to the seasonal nature of our business.

Approximate Location	Type of Property	Leased or Owned	Square Footage
Austin, TX	Corporate headquarters	Owned	23,000
Austin, TX	Jewelry manufacturing and administration	Owned	108,000
Austin, TX	Warehouse facility	Leased	38,600
Dallas, TX	Yearbook administration and manufacturing	Owned	327,000
El Paso, TX	Yearbook pre-press	Leased	50,000
Louisville, KY	Graduation products manufacturing	Leased	100,000
Manhattan, KS	Graduation products manufacturing	Leased	6,000
Juarez, Mexico	Jewelry manufacturing	Leased	20,000
Waco, TX	Recognition product manufacturing	Leased	51,000

Item 3. Legal Proceedings

In the normal course of business, we may be a party to lawsuits and administrative proceedings before various courts and government agencies. These lawsuits and proceedings may involve personal injury, contractual issues and other matters. We cannot predict the ultimate outcome of any pending or threatened litigation or of actual claims or possible claims.

We currently are not a party to any pending legal proceedings other than ordinary routine litigation incidental to our business. In management’s opinion, adverse decisions on these ordinary legal proceedings, individually or in the aggregate, would not have a materially adverse impact on our results of operations, financial condition or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     None of our stock is publicly traded. Parent Holdings has six holders of its common stock and one holder of its series A redeemable preferred stock.

Item 6. Selected Financial Data

     Parent Holdings, Intermediate Holdings, and AAC are treated as entities under common control. The Selected Financial Data of Parent Holdings prior to its formation date of May 2006 represent entirely those of its wholly-owned subsidiary, Intermediate Holdings and its indirect wholly-owned subsidiary, AAC. For periods subsequent to the formation date, other than costs related to the Transaction, the series A preferred stock, cash and the interest income thereon, debt obligations related to the senior PIK notes, related deferred issuance costs and associated accrued liabilities, and related interest expense, net of taxes, all other assets, liabilities, income, expenses and cash flows presented represent those of Parent Holdings’ wholly-owned subsidiary Intermediate Holdings and the indirect subsidiary of Intermediate Holdings, AAC. The Selected Financial Data of Intermediate Holdings prior to its formation date of November 2004 represents entirely those of its wholly-owned indirect subsidiary, AAC. For periods subsequent to the formation date, other than its cash and interest income thereon, debt obligation related to the 10.25% senior discount notes due 2012, related deferred issuance costs and associated accrued liabilities and related interest expense, net of taxes, all other assets, liabilities, income, expenses and cash flows presented represent those of Intermediate Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC.

     On March 25, 2004, AAC Acquisition Corp., a wholly owned subsidiary of AAC Holding Corp., merged with and into AAC (the “Merger”), with AAC continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp. In November 2004, AAC Holding Corp. underwent a recapitalization transaction pursuant to which its stockholders exchanged their shares of AAC Holding Corp. common stock for shares of Intermediate Holdings common stock and as a result, AAC Holding Corp. became a wholly owned subsidiary of Intermediate Holdings.

     As a result of the Merger, we have reflected pre-Merger periods (“Predecessor”) for results of operations prior to and including March 25, 2004 and post-Merger periods (“Successor”) for results of operations including and subsequent to March 26, 2004 in our consolidated financial information.

     The Predecessor referred to in the table below is our business as it existed prior to the consummation of the Merger. We completed the Merger as of March 25, 2004 and as a result of adjustments to the carrying value of assets and liabilities resulting from the Merger, the financial position and results of operations for periods subsequent to the Merger may not be comparable to those of our Predecessor company.

     The summary historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and the related notes thereto appearing elsewhere in this report. The summary historical consolidated financial data set forth below for and as of the end of the period from August 31, 2003 to March 25, 2004, has been derived from the Predecessor audited consolidated financial statements. The summary historical consolidated financial data set forth below for and as of the period from March 26, 2004 through August 28, 2004, and the fiscal years ended August 27, 2005, August 26, 2006, August 25, 2007 and August 30, 2008 has been derived from the Successor audited consolidated financial statements.

As fully described under the “Significant Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, on October 26, 2007, the Company decided to shut down the operations of its achievement publications segment.  The results of operations of the achievement publications business are reported as discontinued operations in the consolidated income statements for all periods presented.

	Parent Holdings
	Successor					Predecessor
					The period from	The period from
	Fiscal Year Ended				March 26, 2004	August 31, 2003
	August 30,	August 25,	August 26,	August 27,	to	to
($ in thousands)	2008	2007 (1)	2006	2005	August 28, 2004 (2)	March 25, 2004 (3)
Statement of Operations Data:
Net sales	$313,403	$310,588	$299,936	$293,678	$159,084	$135,031
Cost of sales	140,373	138,892	130,145	130,755	82,160	58,046
Gross profit	173,030	171,696	169,791	162,923	76,924	76,985
Selling, general and administrative expenses (7)	140,552	126,731	129,334	133,712	57,810	69,574
Other charges (4)	-	5,262	-	-	-	-
Operating income	32,478	39,703	40,457	29,211	19,114	7,411
Interest expense, net	64,479	59,275	39,350	31,271	10,257	14,070
Income (loss) from continuing operations before income taxes	(32,001)	(19,572)	1,107	(2,060)	8,857	(6,659)
Provision (benefit) for income taxes	(8,396)	(4,319)	1,401	(456)	3,650	(812)
Income (loss) from continuing operations	(23,605)	(15,253)	(294)	(1,604)	5,207	(5,847)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(7,235)	(28,406)	2,085	5,610	2,068	2,076
Provision (benefit) for income taxes	(9,123)	(11,108)	815	2,194	809	812
Income (loss) from discontinued operations	1,888	(17,298)	1,270	3,416	1,259	1,264
Net income (loss)	$(21,717)	$(32,551)	$976	$1,812	$6,466	$(4,583)

Balance Sheet Data (at end of period):
Total assets	$459,117	$476,066	$511,276	$512,936	$530,986	$553,589
Total debt (5)	566,543	546,253	535,790	388,492	314,604	317,504
Total stockholders’ equity (deficit)	(166,180)	(144,183)	(117,786)	23,818	108,512	102,046

Other Data:
EBITDA (6)	$50,472	$36,289	$67,618	$60,102	$31,526	$20,402
Capital expenditures	12,579	10,594	12,511	12,795	3,665	12,793
Depreciation and amortization	25,229	25,000	25,095	25,281	10,344	8,530

	Intermediate Holdings
	Successor					Predecessor
					The period from	The period from
	Fiscal Year Ended				March 26, 2004	August 31, 2003
	August 30,	August 25,	August 26,	August 27,	to	to
($ in thousands)	2008	2007 (1)	2006	2005	August 28, 2004 (2)	March 25, 2004 (3)
Statement of Operations Data:
Net sales	$313,403	$310,588	$299,936	$293,678	$159,084	$135,031
Cost of sales	140,373	138,892	130,145	130,755	82,160	58,046
Gross profit	173,030	171,696	169,791	162,923	76,924	76,985
Selling, general and administrative expenses	132,809	126,731	129,334	133,712	57,810	69,574
Other charges (4)	-	5,262	-	-	-	-
Operating income	40,221	39,703	40,457	29,211	19,114	7,411
Interest expense, net	32,769	33,522	34,265	31,271	10,257	14,070
Income (loss) from continuing operations before income taxes	7,452	6,181	6,192	(2,060)	8,857	(6,659)
Provision (benefit) for income taxes	3,765	3,875	3,170	(456)	3,650	(812)
Income (loss) from continuing operations	3,687	2,306	3,022	(1,604)	5,207	(5,847)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(7,235)	(28,406)	2,085	5,610	2,068	2,076
Provision (benefit) for income taxes	(9,123)	(11,108)	815	2,194	809	812
Income (loss) from discontinued operations	1,888	(17,298)	1,270	3,416	1,259	1,264
Net income (loss)	$5,575	$(14,992)	$4,292	$1,812	$6,466	$(4,583)

Balance Sheet Data (at end of period):
Total assets	$454,773	$468,129	$501,773	$512,936	$530,986	$553,589
Total debt (5)	355,906	362,909	374,093	388,492	314,604	317,504
Total stockholder's equity	30,171	24,876	36,714	23,818	108,512	102,046

Other Data:
EBITDA (6)	$58,215	$36,289	$67,618	$60,102	$31,526	$20,402
Capital expenditures	12,579	10,594	12,511	12,795	3,665	12,793
Depreciation and amortization	25,229	25,000	25,095	25,281	10,344	8,530

	AAC
	Successor					Predecessor
					The period from	The period from
	Fiscal Year Ended				March 26, 2004	August 31, 2003
	August 30,	August 25,	August 26,	August 27,	to	to
($ in thousands)	2008	2007 (1)	2006	2005	August 28, 2004 (2)	March 25, 2004 (3)
Statement of Operations Data:
Net sales	$313,403	$310,588	$299,936	$293,678	$159,084	$135,031
Cost of sales	140,373	138,892	130,145	130,755	82,160	58,046
Gross profit	173,030	171,696	169,791	162,923	76,924	76,985
Selling, general and administrative expenses	132,809	126,731	129,334	133,712	57,810	69,574
Other charges (4)	-	5,262	-	-	-	-
Operating income	40,221	39,703	40,457	29,211	19,114	7,411
Interest expense, net	19,775	22,064	23,308	23,497	10,257	14,070
Income (loss) from continuing operations before income taxes	20,446	17,639	17,149	5,714	8,857	(6,659)
Provision (benefit) for income taxes	8,122	7,986	7,092	2,423	3,650	(812)
Income (loss) from continuing operations	12,324	9,653	10,057	3,291	5,207	(5,847)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(7,235)	(28,406)	2,085	5,610	2,068	2,076
Provision (benefit) for income taxes	(9,123)	(11,108)	815	2,194	809	812
Income (loss) from discontinued operations	1,888	(17,298)	1,270	3,416	1,259	1,264
Net income (loss)	$14,212	$(7,645)	$11,327	$6,707	$6,466	$(4,583)

Balance Sheet Data (at end of period):
Total assets	$455,114	$465,319	$498,542	$509,552	$530,986	$553,589
Total debt (5)	225,485	245,055	267,276	291,836	314,604	317,504
Total stockholder's equity	142,987	129,055	133,546	114,263	108,512	102,046

Other Data:
EBITDA (6)	$58,215	$36,289	$67,618	$60,102	$31,526	$20,402
Capital expenditures	12,579	10,594	12,511	12,795	3,665	12,793
Depreciation and amortization	25,229	25,000	25,095	25,281	10,344	8,530

(1)	Includes the results of Powers from April 1, 2007, the date of our acquisition of Powers.
(2)
During the period from March 26, 2004 to August 28, 2004, AAC recognized in its consolidated statement of operations approximately $6.4 million of excess purchase price allocated to inventory as cost of sales and approximately $4.3 million of additional amortization expense of intangible assets as selling, general and administrative expenses, as compared to its historical basis of accounting prior to the Merger.

(3)	Includes the results of C-B Graduation Announcements from January 30, 2004, the date of our acquisition of C-B Graduation Announcements.
(4)
Other charges includes $4.9 million for the class rings segment related to goodwill and trademarks in retail class rings, and $0.4 million for the other segment in fiscal  2007 related to trademarks in personalized fashion jewelry, as discussed in "Significant Developments" below.

(5)
Total debt includes all borrowings outstanding under notes, credit facilities, and capital lease obligations. As a result of the mandatory redemption requirements, the series A preferred stock has also been included.

(6)
EBITDA represents net income (loss) before interest expense, income taxes, depreciation, and amortization. EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. Fiscal 2008 EBITDA of Parent Holdings was unfavorably impacted by Transaction related costs of $7.7 million.  Fiscal 2008 and fiscal 2007 EBITDA were unfavorably impacted by other charges of $5.5 million and $28.0 million, respectively related to the write-down of certain assets, as discussed in “Significant Developments” below.

(7)	Selling, general and administrative expenses for Parent Holdings includes $7.7 million of costs incurred related to the Transaction.

     We consider EBITDA to be a key indicator of operating performance as it and similar measures are instrumental in the determination of compliance with certain financial covenants in the senior secured credit facility, and is used by our management in the calculation of the aggregate fee payable under our management agreement and in determining a portion of compensation for certain of our employees. We also believe that EBITDA is useful to investors in evaluating the value of companies in general, and in evaluating the liquidity of companies with debt service obligations and their ability to service their indebtedness.

     EBITDA is not a defined term under GAAP and should not be considered an alternative to operating income or net income as a measure of operating results or cash flows as a measure of liquidity. EBITDA has important limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, EBITDA: (i) does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) does not reflect changes in, or cash requirements for, our working capital needs; (iii) does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and (iv) excludes tax payments that represent a reduction in cash available to us. Despite these limitations, we believe that EBITDA is useful since it provides investors with additional information not available in a GAAP presentation. To compensate for these limitations, however, we rely primarily on our GAAP results and use EBITDA only supplementally.

The following sets forth a reconciliation of Parent Holdings’ net income (loss) from continuing operations and from discontinued operations to EBITDA from continuing operations and from discontinued operations and from total EBITDA to net cash provided by (used in) operating activities:

	Parent Holdings
	Successor					Predecessor
					The Period from	The Period from
	Fiscal Year Ended				March 26, 2004 —	August 31, 2003 —
($ in thousands)	August 30,	August 25,	August 26,	August 27,	August 28,	March 25,
	2008	2007	2006	2005	2004	2004
Income (loss) from continuing operations	$(23,605)	$(15,253)	$(294)	$(1,604)	$5,207	$(5,847)
Interest expense, net	64,479	59,275	39,350	31,271	10,257	14,070
Provision (benefit) for income taxes	(8,396)	(4,319)	1,401	(456)	3,650	(812)
Depreciation and amortization expense	24,829	23,652	23,009	23,304	9,521	8,171
EBITDA from continuing operations	$57,307	$63,355	$63,466	$52,515	$28,635	$15,582

Income (loss) from discontinued operations	$(1,888)	$(17,298)	$1,270	$3,416	$1,259	$1,264
Interest expense, net	-	(8)	(19)	-	-	2,385
Provision (benefit) for income taxes	(9,123)	(11,108)	815	2,194	809	812
Depreciation and amortization expense	400	1,348	2,086	1,977	823	359
EBITDA from discontinued operations	$(6,835)	$(27,066)	$4,152	$7,587	$2,891	$4,820

Total EBITDA	$50,472	$36,289	$67,618	$60,102	$31,526	$20,402
Other charges - continuing operations	$-	$5,262	$-	$-	$-	$-
Other charges - discontinued operations	5,542	22,751	-	-	-	-
Changes in assets and liabilities	11,287	(11,791)	(14,955)	(335)	(23,970)	35,227
Deferred income taxes	(18,422)	(15,506)	2,061	1,521	4,309	-
Interest expense, net	(64,479)	(59,267)	(39,331)	(31,271)	(10,257)	(16,455)
(Provision) benefit for income taxes	17,519	15,427	(2,216)	(1,738)	(4,459)	-
Amortization of debt discount and deferred financing fees	3,490	3,491	2,269	1,882	629	1,197
Accretion of interest on 10.25% senior discount notes	12,567	11,037	10,161	7,387	-	-
Accretion of senior PIK notes	27,293	21,647	4,197	-	-	-
Allowance for doubtful accounts	198	(233)	(464)	(107)	(236)	(144)
Loss (gain) on operating lease agreement	(222)	961	-	-	-	-
Loss (gain) on sales of plant, property and equipment	13	(1,989)	79	-	-	-
Net cash provided by (used in) operating activities	$45,258	$28,079	$29,419	$37,441	$(2,458)	$40,227

The following sets forth a reconciliation of Intermediate Holdings’ net income (loss) from continuing operations and from discontinued operations to EBITDA from continuing operations and from discontinued operations and from total EBITDA to net cash provided by (used in) operating activities:

	Intermediate Holdings
	Successor					Predecessor
					The Period from	The Period from
	Fiscal Year Ended				March 26, 2004 —	August 31, 2003 —
($ in thousands)	August 30,	August 25,	August 26,	August 27,	August 28,	March 25,
	2008	2007	2006	2005	2004	2004
Income (loss) from continuing operations	$3,687	$2,306	$3,022	$(1,604)	$5,207	$(5,847)
Interest expense, net	32,769	33,522	34,265	31,271	10,257	14,070
Provision (benefit) for income taxes	3,765	3,875	3,170	(456)	3,650	(812)
Depreciation and amortization expense	24,829	23,652	23,009	23,304	9,521	8,171
EBITDA from continuing operations	$65,050	$63,355	$63,466	$52,515	$28,635	$15,582

Income (loss) from discontinued operations	$1,888	$(17,298)	$1,270	$3,416	$1,259	$1,264
Interest expense, net	-	(8)	(19)	-	-	2,385
Provision (benefit) for income taxes	(9,123)	(11,108)	815	2,194	809	812
Depreciation and amortization expense	400	1,348	2,086	1,977	823	359
EBITDA from discontinued operations	$(6,835)	$(27,066)	$4,152	$7,587	$2,891	$4,820

Total EBITDA	$58,215	$36,289	$67,618	$60,102	$31,526	$20,402
Other charges - continuing operations	$-	$5,262	$-	$-	$-	$-
Other charges - discontinued operations	5,542	22,751	-	-	-	-
Changes in assets and liabilities	948	(14,369)	(15,623)	(335)	(23,970)	35,227
Deferred income taxes	(6,293)	(7,274)	3,824	1,521	4,309	-
Interest expense, net	(32,769)	(33,514)	(34,246)	(31,271)	(10,257)	(16,455)
(Provision) benefit for income taxes	5,358	7,233	(3,985)	(1,738)	(4,459)	-
Amortization of debt discount and deferred financing fees	1,976	1,976	1,959	1,882	629	1,197
Accretion of interest on 10.25% senior discount notes	12,567	11,037	10,161	7,387	-	-
Allowance for doubtful accounts	198	(233)	(464)	(107)	(236)	(144)
Loss (gain) on operating lease agreement	(222)	961	-	-	-	-
Loss (gain) on sales of plant, property and equipment	13	(1,989)	79	-	-	-
Net cash provided by (used in) operating activities	$45,533	$28,130	$29,323	$37,441	$(2,458)	$40,227

The following sets forth a reconciliation of AAC's net income (loss) from continuing operations and from discontinued operations to EBITDA from continuing operations and from discontinued operations and from total EBITDA to net cash provided by (used in) operating activities:

	AAC
	Successor					Predecessor
					The Period from	The Period from
	Fiscal Year Ended				March 26, 2004 —	August 31, 2003 —
($ in thousands)	August 30,	August 25,	August 26,	August 27,	August 28,	March 25,
	2008	2007	2006	2005	2004	2004
Income (loss) from continuing operations	$12,324	$9,653	$10,057	$3,291	$5,207	$(5,847)
Interest expense, net	19,775	22,064	23,308	23,497	10,257	14,070
Provision (benefit) for income taxes	8,122	7,986	7,092	2,423	3,650	(812)
Depreciation and amortization expense	24,829	23,652	23,009	23,304	9,521	8,171
EBITDA from continuing operations	$65,050	$63,355	$63,466	$52,515	$28,635	$15,582

Income (loss) from discontinued operations	$1,888	$(17,298)	$1,270	$3,416	$1,259	$1,264
Interest expense, net	-	(8)	(19)	-	-	2,385
Provision (benefit) for income taxes	(9,123)	(11,108)	815	2,194	809	812
Depreciation and amortization expense	400	1,348	2,086	1,977	823	359
EBITDA from discontinued operations	$(6,835)	$(27,066)	$4,152	$7,587	$2,891	$4,820

Total EBITDA	$58,215	$36,289	$67,618	$60,102	$31,526	$20,402
Other charges - continuing operations	$-	$5,262	$-	$-	$-	$-
Other charges - discontinued operations	5,542	22,751	-	-	-	-
Changes in assets and liabilities	1,508	(14,382)	(16,010)	(379)	(23,970)	35,227
Deferred income taxes	(1,940)	(3,150)	7,737	4,392	4,309	-
Interest expense, net	(19,775)	(22,056)	(23,289)	(23,497)	(10,257)	(16,455)
(Provision) benefit for income taxes	1,001	3,122	(7,907)	(4,617)	(4,459)	-
Amortization of debt discount and deferred financing fees	1,530	1,530	1,498	1,527	629	1,197
Allowance for doubtful accounts	198	(233)	(464)	(107)	(236)	(144)
Loss (gain) on operating lease agreement	(222)	961	-	-	-	-
Loss (gain) on sales of plant, property and equipment	13	(1,989)	79	-	-	-
Net cash provided by (used in) operating activities	$46,070	$28,105	$29,262	$37,421	$(2,458)	$40,227

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes included elsewhere in this report. The consolidated financial statements, and the notes thereto, have been prepared in accordance with U.S. GAAP. All amounts are in U.S. dollars except otherwise indicated.

Uncertainty of Forward Looking Statements and Information

  This report contains “forward looking statements.” All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward looking statements. Forward looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of our company. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

These forward looking statements are based on our expectations and beliefs concerning future events affecting us. They are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.

General

We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, and recognition products and affinity jewelry in the United States. We market and sell yearbooks to the college, high school, junior high school and elementary markets. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the high school, college and junior high school markets. We also sell jewelry commemorating family events such as the birth of a child, military and fan affinity jewelry and related products, professional sports championship rings, commercial printing and recognition products such as letter jackets.

As fully described under the “Significant Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, on October 26, 2007, the Company decided to shut down the operations of its achievement publications segment, which produced, marketed and sold publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers.  All shutdown activities were substantially complete prior to November 24, 2007 and were fully complete by May 31, 2008.

Our ability to meet our debt service and other obligations depends in significant part on how successful we are in maintaining our core businesses and further implementing our business strategy. Our business plan envisions several long-term growth initiatives, including the development of new products. The components of our strategy are subject to significant business, economic and competitive uncertainties and contingencies.

Numerous raw materials are used in the manufacture of our products. Gold and other metals, precious, semiprecious and synthetic stones, paper products and ink comprise the bulk of the raw materials we utilize in the largest segments of our business. Prices of these materials, especially gold, continually fluctuate. We purchase a majority of our gold from a single supplier. We may consign a portion of our gold and pay for gold as our products are shipped to customers. We also purchase the majority of our precious, semi-precious and synthetic stones from a single supplier in Germany. The prices for these stone purchases are denominated in Euros. We generally are able to pass on price increases in gold and stones to our customers as such increases are realized by us, however, this may not always be the case.

We face competition for most of our principal products.  While the class ring, graduation products and yearbook markets were once highly concentrated and consisted primarily of a few large national manufacturers (of which we were one) advances in technology and the emergence of international manufacturing have significantly lowered the costs of entry.  Major domestic mass merchant and jewelry chain retailers now effectively compete in the class ring business and the traditional yearbook and graduation products businesses now face considerable competition from regional and local printers and internet-based purveyors of yearbook and alternative web-based virtual products.  Competition from alternative sales channels is robust in virtually all market categories.

We experience seasonal fluctuations in our net sales tied primarily to the school year. We recorded 50% of our fiscal year 2008 net sales in our third quarter. Class ring sales are highest during October through December and early spring, with many orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are seasonal. The recognition and affinity product line sales are highest during the winter holiday season and in the period leading up to Mother’s Day. We have experienced operating losses during our first and fourth fiscal quarters, which includes the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.

We also have exposure to market risk relating to changes in interest rates on our variable rate debt. Our senior secured credit facility (revolver and term loan) and existing gold consignment agreement are variable rate arrangements.

Historically, growth in the class rings, yearbooks and graduation products market has been driven primarily by demographics. The U.S. Department of Education projects that the number of high school and college graduates will increase by an average of 6% and 16% nationally, respectively, over the time period from 2004 to 2017. Additionally, the U.S. Census Bureau projects that the total U.S. population will increase by 6% over the time period from 2007 to 2015. Both the increased population and the increased number of high school and college graduates should expand the market for our products.

Basis of Presentation

We present financial information relating to Parent Holdings, Intermediate Holdings and AAC and its subsidiaries in this discussion and analysis.  Parent Holdings owns 100% of the shares of common stock of Intermediate Holdings.  Intermediate Holdings owns 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of AAC.

The Company uses a 52/53-week fiscal year ending on the last Saturday of August.  Fiscal 2008 was a 53 week year and fiscal 2007 and 2006 were 52 week years.

Company Background

Our business was founded when the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L.G. Balfour Company, Inc., were combined through various asset purchase agreements in December 1996. AAC was formed in June 2000 to serve as a holding company for these operations as well as any future acquisitions. In June 2000, we acquired the Taylor Senior Holding Company, the parent company of Taylor Publishing Company (“Taylor”), whose primary business is designing and printing student yearbooks. In July 2002, AAC acquired all the outstanding stock and warrants of Milestone Marketing, a marketer of class rings and other graduation products to the college market. In January 2004, AAC acquired C-B Graduation Announcements, a marketer of graduation products to the college market.  In April 2007, Commemorative Brands, Inc. (“CBI”), a wholly-owned subsidiary of AAC, acquired all of the outstanding stock of BFJ Holdings, Inc. and its wholly owned subsidiary, Powers Embroidery, Inc. (“Powers”). Powers is a producer of quality letter jackets, chenille patches and other school spirit embroidery merchandise and is located in Waco, Texas.

On March 25, 2004, AAC Acquisition Corp., a wholly owned subsidiary of AAC Holding Corp., merged with and into AAC (the “Merger”), with AAC continuing as the surviving corporation and a wholly-owned subsidiary of AAC Holding Corp. The Merger was financed by a cash equity investment by an investor group led by Fenway Partners Capital Fund II, L.P., borrowings under AAC’s senior secured credit facility and the issuance of AAC’s 8.25% senior subordinated notes due 2012. As a result of the Merger, we have reflected pre-Merger periods (“Predecessor”) for results of operations through March 25, 2004 and post-Merger periods (“Successor”) for results of operations subsequent to March 25, 2004 in our consolidated financial information and statements. In November 2004, AAC Holding Corp. underwent a recapitalization transaction pursuant to which its stockholders exchanged their shares of AAC Holding Corp. common stock for shares of Intermediate Holdings common stock and as a result, AAC Holding Corp. became a wholly owned subsidiary of Intermediate Holdings.

On November 16, 2004, Intermediate Holdings issued $131.5 million aggregate principal amount at maturity of 10.25% senior discount notes due 2012, generating net proceeds of $89.3 million. Intermediate Holdings is the sole obligor of these notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Intermediate Holdings’ common stock from its stockholders.

On January 18, 2006, Intermediate Holdings entered into a Preferred Stock Purchase Agreement with an investor pursuant to which Intermediate Holdings sold shares of its mandatory redeemable series A preferred stock. In connection with this transaction, Intermediate Holdings issued the investor 7,500 shares of the mandatory redeemable series A preferred stock for an aggregate purchase price of $7.5 million, which the investor paid to Intermediate Holdings in cash. The holders of the mandatory redeemable series A preferred stock are entitled to receive cumulative dividends at a rate of 14% per year, when, as and if declared by the Board of Directors of Intermediate Holdings.

On May 8, 2006, the holders of outstanding stock of Intermediate Holdings, agreed to form a new holding company for Intermediate Holdings, and on May 30, 2006, reached agreement for their new company, Parent Holdings, to affect a stock exchange with Intermediate Holdings. Pursuant to that agreement, each holder of common stock of Intermediate Holdings contributed each of their shares of such stock then held to Parent Holdings in exchange for a new share of common stock of Parent Holdings and each holder of series A redeemable preferred stock of Intermediate Holdings contributed each of their shares of such stock then held to the Parent Holdings in exchange for a new share of series A redeemable preferred stock of Parent Holdings. Each new share of capital stock received in such contribution and exchange had the same rights, preferences and privileges as the corresponding share of stock of Intermediate Holdings that was contributed to Parent Holdings. As a result of the foregoing recapitalization, Intermediate Holdings became a wholly owned subsidiary of Parent Holdings.

On June 12, 2006, Parent Holdings issued $150.0 million principal amount of senior PIK notes due October 1, 2012. The net proceeds of this offering were used to pay a $140.5 million dividend to the stockholders of Parent Holdings.  Because EBITDA, as defined in the corresponding agreement, fell below certain target levels for the four quarters ended February 24, 2007, the rate at which interest accrues on the senior PIK Notes was increased by 2.00% per annum, to a rate of 14.75%, commencing on and including February 24, 2007. Because our consolidated group leverage ratio, as defined in the corresponding agreement, was greater than 5.0 to 1.0 on August 30, 2008, the rate at which interest accrues on the senior PIK notes was increased an additional 2.00% per annum, to a rate of 16.75%, commencing on, and including August 30, 2008.  The senior PIK notes are the unsecured senior obligation of Parent Holdings and are not guaranteed by Intermediate Holdings or any of its subsidiaries.

As fully described under the “Significant Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, pursuant to a Stock Purchase Agreement dated May 15, 2008 among Herff Jones Inc. (the “Buyer”), Parent Holdings and the holders of all of Parent Holdings’ equity securities (the “Equity Holders”), the Equity Holders have agreed to sell all of the equity in Parent Holdings to the Buyer.  The Transaction is subject to regulatory approvals and customary closing conditions.

Other than the series A preferred stock, debt obligations, cash, costs related to the Transaction, additional interest expense related to the series A preferred stock and debt obligations, amortization of deferred financing costs, interest income on cash balances, and the related income taxes, all other assets, liabilities, income, expenses and cash flows presented for all periods represent those of Parent Holdings and Intermediate Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Intermediate Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is the stock of AAC. AAC, Intermediate Holdings and Parent Holdings are treated as entities under common control.

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

Allowance for Product Returns. We make estimates of potential future product returns related to current period product revenue. We analyze average historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the allowance for product returns. Significant management judgments and estimates must be made and used in connection with establishing the allowance for product returns in any accounting period. Product returns as a percentage of net sales were 2.1%, 2.3% and 2.1% for the fiscal years 2008, 2007 and 2006, respectively. A ten percent increase in product returns would result in a reduction of annual net sales of approximately $0.7 million, based on fiscal year end 2008 rates. Material differences could result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates.

Allowance for Doubtful Accounts and Reserve on Independent Sales Representative Advances. We make estimates of potentially uncollectible customer accounts receivable and receivables arising from independent sales representative advances paid in excess of earned commissions. Our reserves are based on an analysis of individual customer and salesperson accounts and historical write-off experience. Our analysis includes the age of the receivable, customer or salesperson creditworthiness and general economic conditions. Write-offs of doubtful accounts as a percentage of net sales were 0.4%, 0.4% and 0.3% for the fiscal years 2008, 2007 and 2006, respectively. Write-offs of independent sales representative advances as a percentage of net sales were 0.6%, 0.2% and 0.8% for the fiscal years ended 2008, 2007 and 2006, respectively. A ten percent increase in write-offs of doubtful accounts and independent sales representative advances would result in an increase in expense of approximately $0.1 million and $0.2 million, respectively, based on fiscal year ended 2008 rates. We believe that our results could be materially different if historical trends do not reflect future results or if economic conditions worsened.

Goodwill and Other Intangible Assets. We account for our long-lived assets with indefinite lives under Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142 we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units and determining fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on historical performance and future estimated results.

As fully described under “Significant Developments” below, during fiscal 2007 and in the first quarter of fiscal 2008, we recorded an impairment of our goodwill and intangible assets with indefinite lives.  We believe that we had no further impairment as of August 30, 2008; however, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets.  As of August 30, 2008 goodwill and and indefinite-lived intangible assets totaled $207.9 million and represented 45%, 46%, and 46% of total assets of Parent Holdings, Intermediate Holdings and AAC, respectively.

Long-lived Tangible and Intangible Assets with Definite Lives. We test our long-lived tangible and intangible assets with definite lives for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires us to review long-lived tangible and intangible assets with definite lives whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value and is recorded in the period the determination is made. In applying this standard, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in the evaluation of impairment. We measure the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate we utilize to evaluate potential investments.

As fully described under “Significant Developments” below, during fiscal 2007 and first quarter fiscal 2008, we recorded an impairment of long-lived tangible assets in our achievement publications segment.  We believe that we had no other impairment to our long-lived tangible and intangible assets with definite lives as of August 30, 2008; however, unforeseen future events could adversely affect the reported value of long-lived tangible and intangible assets with definite lives. As of August 30, 2008, long-lived tangible and intangible assets with definite lives totaled $128.7 million and represented 28% of total assets of Parent Holdings, Intermediate Holdings and AAC.

Revenue Recognition. Our revenues from product sales are generally recognized at the time the product is shipped, the risks and rewards of ownership have passed to the customer and collectibility is reasonably assured. Our stated shipping terms are FOB shipping point. Provisions for sales returns, warranty costs and rebate expenses are recorded based upon historical information and current trends.

Our accounting method for recognizing revenue and related gross profit on class ring sales through independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue, is to defer the revenue until the independent sales representative delivers the product to the end customer.

We recognize revenue on our publishing operations based upon the completed contract method, when the products are shipped.

Income Taxes.  As part of the process of preparing consolidated financial statements, we must assess the likelihood that our deferred income tax assets will be recovered through future taxable income.  To the extent we believe that recovery is not likely, a valuation allowance must be established.  Significant management judgment is required in determining any valuation allowance recorded against net deferred income tax assets.  Based on our assessment, we have not recorded a valuation allowance as of August 30, 2008 or August 25, 2007.  In the event that actual results differ from these estimates or we make adjustments to these estimates in future periods, we may need to establish a valuation allowance.

Significant Developments

Following are some significant developments in fiscal years 2008 and 2007.

Stock Purchase Agreement.  Pursuant to a Stock Purchase Agreement dated May 15, 2008 among Herff Jones Inc. (the “Buyer”), Parent Holdings and the holders of all of Parent Holdings’ equity securities (the “Equity Holders”), the Equity Holders have agreed to sell all of the equity in Parent Holdings to the Buyer (the “Transaction”).  The Transaction is subject to regulatory approvals and customary closing conditions.

In connection with the Transaction, each of Parent Holdings, Intermediate Holdings and AAC embarked upon a consent solicitation to certain amendments to the indentures governing the senior PIK notes, the 10.25% senior discount notes and the 8.25% senior subordinated notes, respectively.  After receiving requisite consents, Parent Holdings, Intermediate Holdings and AAC each entered into a supplemental indenture incorporating proposed amendments to the indentures governing the senior PIK notes, the 10.25% senior discount notes and the 8.25% senior subordinated notes, respectively. In the case of each supplemental indenture, the applicable amendments consist of (1) a requirement that upon consummation of the Transaction the applicable company shall redeem all of its outstanding notes which have delivered a valid consent to the applicable amendments at a redemption price in cash equal to 101%, 102.8125% and 102.3125% of the aggregate principal amount of the senior PIK notes, the 10.25% senior discount notes and the 8.25% senior subordinated notes, respectively, plus accrued and unpaid interest, and (2) the removal of substantially all of the restrictive and reporting covenants under the applicable indenture, as well as certain events of default and related provisions, including without limitation, the covenant that would otherwise require the applicable company to make an offer to purchase the applicable notes upon consummation of the Transaction as currently provided in the applicable indenture. In the case of the senior PIK notes, the covenant removal would remain effective for non-consenting notes even if the Transaction has not closed. In the case of the 10.25% senior discount notes and the 8.25% senior subordinated notes, the amendments will only be effective upon the consummation of the Transaction.

During fiscal 2008, Parent Holdings incurred $7.7 million in costs related to the Transaction.  These costs are included in selling, general and administrative expenses in Parent Holdings' consolidated statement of operations.

Impairment Charges.  In the fourth quarter 2007, we recorded $28.0 million in impairment charges of which $22.8 million was in our achievement publications segment, $4.9 million was in the class rings segment related to retail class rings, and $0.4 million was in our other business segment related to personalized fashion jewelry.

The sale or shutdown options being pursued for our achievement publications segment at fiscal 2007 year end constituted a triggering event requiring that the assets of our achievement publications segment be tested for recoverability in accordance with SFAS 144 and SFAS 142.  This analysis indicated that an impairment in goodwill, trademarks, and tangible assets existed as of August 25, 2007.  We recorded a charge in August 2007 of $22.8 million, of which $12.1 million reduced the carrying value of trademarks, $9.5 million reduced the carrying value of goodwill, and $1.2 million reduced the carrying value of fixed assets.  Additionally, as a consequence of the decision in October 2007 to shutdown the achievement publications business, in the first quarter of fiscal 2008, we recorded charges of approximately $5.5 million primarily related to the write-off of the remaining carrying value of tangible and intangible assets of the achievement publications segment.  These charges are included in loss from discontinued operations in the accompanying consolidated statements of operations and in other charges in the consolidated statements of cash flows.

Under the provisions of SFAS 142, we test goodwill and indefinite-lived intangibles for impairment on an annual basis or more frequently if impairment indicators occur. As a result of the annual impairment review performed in the fourth quarter of fiscal 2007, we recorded an impairment of $4.9 million related to goodwill and trademarks in our retail class rings business that is included in our class rings business segment and $0.4 million related to trademarks in our personalized fashion jewelry business that is included in our other business segment to adjust the carrying value to the current net realizable value. These charges are included in other charges in the accompanying consolidated statements of operations and in other charges in the consolidated statements of cash flows.  The goodwill impairment in retail class rings was primarily due to lower revenue forecasts reflecting the softness in the retail jewelry market serving class rings and the continued consolidation in the independent jeweler segment. However, significant judgments were required in the preparation of our forecasts.  Unforeseen future events could adversely affect such forecasts and thereby the reported value of goodwill and trademarks in the future. The annual impairment review performed in 2007 for our other businesses did not reveal any impairment as we forecast continued profitable performance in all of our core on-campus businesses and our other retail businesses.

The annual impairment review performed in the fourth quarter of fiscal 2008 did not reveal impairment in any of our reporting units.

Discontinued Operations.  The financial performance of our achievement publications segment took a significant downturn in fiscal 2007, with sales declining from $21.0 million in 2006 to $5.1 million in 2007. In addition, operating income declined from $2.1 million in 2006 to a loss before impairment charges of $5.6 million in 2007.  Given the decline in operating income and the significantly worsening financial results in 2007, we began to evaluate strategic options for our achievement publications business late in the fourth quarter of 2007. After carefully considering plausible alternatives, management determined in August 2007 that the risks of continuing to operate this business outweighed the probable benefits. Additionally, management and the Board of Directors wanted to focus our efforts around the core businesses that offered the most opportunity for continued growth and earnings.

During August through October 2007, we had discussions with potential buyers of the business.  We received only one bona fide indication of interest to buy but even this offer did not place any definitive value on the business other than multi-year earn-out provisions that would have required continued management focus. Accordingly, after evaluating the risks and rewards associated with this offer, management and the Board of Directors decided not to accept this offer.  The continued pursuit of the sale option would have required us to continue to operate the business and incur significant up-front operating cash costs without any potential cash inflows from revenues occurring until the fourth quarter of fiscal 2008.  Accordingly, we decided not to pursue the sale option any further and, on October 26, 2007, management proposed and the Board of Directors approved the shut down of our achievement publications business.

The results of operations of the achievement publications business are reported as discontinued operations in the consolidated income statements for all periods presented.

In the first quarter of fiscal 2008, we recorded charges of approximately $5.5 million primarily related to the write-off of the remaining carrying value of tangible and intangible assets of the achievement publications segment and incurred approximately $0.7 million related to contract termination and employee severance costs as a consequence of the decision in October 2007 to shutdown the achievement publications business. These charges are included in loss from discontinued operations in the accompanying consolidated statements of operations and as other charges in the consolidated statement of cash flows.

Business Acquisition.  In April 2007, CBI acquired all of the outstanding stock of BFJ Holdings, Inc. and its wholly owned subsidiary, Powers. Powers is a producer of quality letter jackets, chenille patches and other school spirit embroidery merchandise, located in Waco, Texas. The purchase price in connection with this acquisition was approximately $6.2 million, including transaction costs, with up to $1.5 million additional to be paid upon achieving certain financial goals through August 2010. The Powers acquisition was accounted for using the purchase method of accounting.

Results of Operations

The comparative results are presented and discussed for Parent Holdings, Intermediate Holdings, and AAC for fiscal years 2008, 2007 and 2006.

	Parent Holdings
	Fiscal Year Ended	% of	Fiscal Year Ended	% of	Fiscal Year Ended	% of
	August 30, 2008	Net Sales	August 25, 2007	Net Sales	August 26, 2006	Net Sales
($ in millions)
Net sales	$313.4	100.0%	$310.6	100.0%	$299.9	100.0%
Cost of sales	140.4	44.8%	138.9	44.7%	130.1	43.4%
Gross profit	173.0	55.2%	171.7	55.3%	169.8	56.6%
Selling, general and administrative expenses	140.5	44.8%	126.7	40.8%	129.3	43.1%
Other charges	-	- %	5.3	1.7%	-	- %
Operating income	32.5	10.4%	39.7	12.8%	40.5	13.5%
Interest expense, net	64.5	20.6%	59.3	19.1%	39.4	13.1%
Income (loss) from continuing operations before income taxes	(32.0)	(10.2)%	(19.6)	(6.3)%	1.1	0.4%
Provision (benefit) for income taxes	(8.4)	(2.7)%	(4.3)	(1.4)%	1.4	0.5%
Loss from continuing operations	(23.6)	(7.5)%	(15.3)	(4.9)%	(0.3)	(0.1)%
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(7.2)	(2.3)%	(28.4)	(9.1)%	2.1	0.7%
Provision (benefit) for income taxes	(9.1)	(2.9)%	(11.1)	(3.6)%	0.8	0.3%
Income (loss) from discontinued operations	1.9	0.6%	(17.3)	(5.6)%	1.3	0.4%
Net income (loss)	$(21.7)	(6.9)%	$(32.6)	(10.5)%	$1.0	0.3%

	Intermediate Holdings
	Fiscal Year Ended	% of	Fiscal Year Ended	% of	Fiscal Year Ended	% of
	August 30, 2008	Net Sales	August 25, 2007	Net Sales	August 26, 2006	Net Sales
($ in millions)
Net sales	$313.4	100.0%	$310.6	100.0%	$299.9	100.0%
Cost of sales	140.4	44.8%	138.9	44.7%	130.1	43.4%
Gross profit	173.0	55.2%	171.7	55.3%	169.8	56.6%
Selling, general and administrative expenses	132.8	42.4%	126.7	40.8%	129.3	43.1%
Other charges	-	- %	5.3	1.7%	-	- %
Operating income	40.2	12.8%	39.7	12.8%	40.5	13.5%
Interest expense, net	32.8	10.5%	33.5	10.8%	34.3	11.4%
Income from continuing operations before income taxes	7.4	2.4%	6.2	2.0%	6.2	2.1%
Provision for income taxes	3.7	1.2%	3.9	1.3%	3.2	1.1%
Income from continuing operations	3.7	1.2%	2.3	0.7%	3.0	1.0%
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(7.2)	(2.3)%	(28.4)	(9.1)%	2.1	0.7%
Provision (benefit) for income taxes	(9.1)	(2.9)%	(11.1)	(3.6)%	0.8	0.3%
Income (loss) from discontinued operations	1.9	0.6%	(17.3)	(5.6)%	1.3	0.4%
Net income (loss)	$5.6	1.8%	$(15.0)	(4.8)%	$4.3	1.4%

	AAC
	Fiscal Year Ended	% of	Fiscal Year Ended	% of	Fiscal Year Ended	% of
	August 30, 2008	Net Sales	August 25, 2007	Net Sales	August 26, 2006	Net Sales
($ in millions)
Net sales	$313.4	100.0%	$310.6	100.0%	$299.9	100.0%
Cost of sales	140.4	44.8%	138.9	44.7%	130.1	43.4%
Gross profit	173.0	55.2%	171.7	55.3%	169.8	56.6%
Selling, general and administrative expenses	132.8	42.4%	126.7	40.8%	129.3	43.1%
Other charges	-	- %	5.3	1.7%	-	- %
Operating income	40.2	12.8%	39.7	12.8%	40.5	13.5%
Interest expense, net	19.8	6.3%	22.0	7.1%	23.3	7.8%
Income from continuing operations before income taxes	20.4	6.5%	17.7	5.7%	17.2	5.7%
Provision for income taxes	8.1	2.6%	8.0	2.6%	7.2	2.4%
Income from continuing operations	12.3	3.9%	9.7	3.1%	10.0	3.3%
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(7.2)	(2.3)%	(28.4)	(9.1)%	2.1	0.7%
Provision (benefit) for income taxes	(9.1)	(2.9)%	(11.1)	(3.6)%	0.8	0.3%
Income (loss) from discontinued operations	1.9	0.6%	(17.3)	(5.6)%	1.3	0.4%
Net income (loss)	$14.2	4.5%	$(7.6)	(2.4)%	$11.3	3.8%

Fiscal Year Ended August 30, 2008 Compared to Fiscal Year Ended August 25, 2007

The company uses a 52/53 week fiscal year.  Fiscal year 2008 consisted of 53 weeks, whereas fiscal year 2007 consisted of 52 weeks.  As a result, the current reporting period reflects an extra week of net sales, expense and operating income as compared to the prior year.

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $2.8 million, or 0.9%, to $313.4 million in fiscal 2008 from $310.6 million in fiscal 2007. The increase was primarily a result of the acquisition of Powers in April 2007 and stronger sales of graduation products, partially offset by lower sales of retail class rings.

     Class Rings. Net sales decreased $0.7 million to $120.3 million in fiscal 2008 from $121.0 million in fiscal 2007. The decrease in net sales from class rings was the result of a decline of $1.1 million in retail high school class ring sales, partially offset by a $0.4 million increase in on-campus class ring sales. The decrease in retail class ring sales was due to a continuing softness in the jewelry market offset by an increase in prices.  The increase in on-campus class ring sales was primarily due to higher average sales prices.  These increases were partially offset by a volume decrease, reflecting market softness, and a change in product sales mix caused by continuing increases in gold prices, causing buyers to purchase lower priced non-gold rings.

     Yearbooks. Net sales decreased $0.1 million to $115.1 million in fiscal 2008 from $115.2 million in fiscal 2007.  There were no significant changes to sales volume or prices in fiscal 2008 compared to fiscal 2007.

     Graduation Products. Net sales increased $1.4 million to $45.8 million in fiscal 2008 from $44.4 million in fiscal 2007. The increase was due to an increase in pricing and volume shipments of high school graduation products.

     Other. Net sales increased $2.2 million to $32.2 million in fiscal 2008 from $30.0 million in fiscal 2007. The increase in net sales was the result of a $3.9 million increase in sales of letter jackets related to the acquisition of Powers in April 2007, a $0.5 million increase in commercial book sales due to new business and a $0.2 million increase in sales of military rings.  This increase was partially offset by a $2.2 million decrease in recognition and affinity jewelry due to a decline in professional championship rings and affinity jewelry, as well as a product mix shift to rings with a lower average sales price in our personalized family jewelry.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 55.2% in fiscal 2008, a 0.1% decrease from 55.3% in fiscal 2007. Overall, gross profit increased $1.3 million, or 0.8%. The increase in gross profit was a result of several factors including the following:
•
$4.0 million improvement in yearbooks gross profit resulting mainly from efficiencies related to continuous expansion of our on-line publishing software, reduced medical costs and savings related to ongoing investments in equipment and technology; additionally, fiscal 2007 was impacted by a $1.0 million loss recorded on an operating lease agreement

•	$1.1 million increase in other segment gross profit attributable to increased sales resulting from the Powers acquisition
•	$0.9 million increase in graduation products gross profit directly attributable to higher sales of high school graduation products
•	$0.3 million increase in commercial books related to the increase in net sales resulting from expansion of product line

These increases in gross profit were partially offset by the following:
•	$2.4 million decrease in other segment gross profit due to the decline in net sales, increased material cost and unfavorable product mix in recognition and affinity jewelry
•
$2.6 million decline in retail class rings gross profit directly related to the decline in net sales, increases in material costs, increased labor costs, and outside consulting fees related to productivity improvement initiatives.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for Intermediate Holdings and AAC increased $6.1 million to $132.8 million in fiscal 2008 from $126.7 million in fiscal 2007.  Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

Selling and marketing expenses increased $0.9 million to $90.8 million, or 29.0% of net sales, in fiscal 2008 from $89.9 million, or 28.9% of net sales, in fiscal 2007. The increase in selling and marketing expenses was primarily the result of an increase in marketing related to new products in yearbooks and personalized family jewelry and an increase in commission expenses related to higher sales of graduation products and military rings, partially offset by a reduction in selling and marketing expenses in retail class rings as a result of cost reduction efforts.

General and administrative expenses in fiscal 2008 were $42.0 million, or 13.4% of net sales, as compared to $36.8 million, or 11.9% of net sales, in fiscal 2007. The $5.2 million increase in general and administrative expenses was primarily the result of:
•	$2.0 million gain on the sale of the frontage property located at our Austin, Texas facility recognized during fiscal 2007
•	$1.0 million increase as a result of the acquisition of Powers in April 2007
•	$0.6 million increase in employee costs including increased headcount, recruiting and relocation expenses
•	$1.6 million increase in professional fees, consulting fees and other expenses

     Selling, general and administrative expenses at Parent Holdings increased $13.8 million to $140.5 million in fiscal 2008 due to the reasons discussed above and due to $7.7 million of costs incurred related to the Transaction.

Other Charges. As described in “Significant Developments” above, other charges in fiscal 2007 consist of impairment charges of $4.9 million in our class rings segment related to retail class rings, and $0.4 million related to personalized fashion jewelry included in our other segment.

Operating Income. As a result of the foregoing, operating income for Intermediate Holdings and AAC was $40.2 million, or 12.8% of net sales for fiscal 2008, as compared with operating income of $39.7 million, or 12.8% of net sales, for fiscal 2007. Operating income for Parent Holdings was $32.5 million or 10.4% of net sales for fiscal 2008, as compared to $39.7 million or 12.8% of net sales, for fiscal 2007. The class rings segment reported operating income of $7.9 million for fiscal 2008 as compared with operating income of $7.3 million for fiscal 2007. The yearbooks segment reported operating income of $28.0 million for fiscal 2008 as compared with operating income of $25.2 million for fiscal 2007. The graduation products segment reported operating income of $6.5 million for fiscal 2008 as compared with operating income of $6.3 million for fiscal 2007. The other segment reported operating loss of $2.2 million for fiscal 2008 as compared with operating income of $0.9 million for fiscal 2007.

Interest Expense, Net.  For Parent Holdings, net interest expense was $64.5 million for fiscal 2008 and $59.3 million for fiscal 2007. The average debt outstanding of Parent Holdings for fiscal 2008 and fiscal 2007 was $556 million and $540 million, respectively.   The weighted average interest rate on debt outstanding of Parent Holdings for fiscal 2008 and fiscal 2007 was 11.3% and 10.6%, respectively.

     For Intermediate Holdings, net interest expense was $32.8 million for fiscal 2008 and $33.5 million for fiscal 2007. The average debt outstanding of Intermediate Holdings for fiscal 2008 and fiscal 2007 was $359 million and $368 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for both fiscal 2008 and fiscal 2007 was 8.7%.

     For AAC, net interest expense was $19.8 million for fiscal 2008 and $22.0 million for fiscal 2007. The average debt outstanding of AAC for fiscal 2008 and fiscal 2007 was $235 million and $256 million, respectively. The weighted average interest rate on debt outstanding of AAC for fiscal 2008 and fiscal 2007 was 7.8% and 8.0%, respectively.

Provision (Benefit) for Income Taxes.  For fiscal 2008 and fiscal 2007, Parent Holdings recorded an income tax benefit of $8.4 million and $4.3 million, respectively, which represents an effective tax rate of 26% and 22%, respectively. The effective tax rates for fiscal 2008 and 2007, respectively, vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of its interest on high-yield debt.

     For fiscal 2008 and fiscal 2007, Intermediate Holdings recorded an income tax provision of $3.7 million and $3.9 million, respectively, which represents an effective tax rate of 50% and 63%, respectively. The effective tax rates for fiscal 2008 and 2007, respectively, vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of its interest on high-yield debt.

     For fiscal 2008 and fiscal 2007, AAC recorded an income tax provision of $8.1 million and $8.0 million, respectively, which represents an effective tax rate of 40% and 45%, respectively. The effective tax rates for the fiscal 2008 and 2007 vary from the statutory federal tax rate due to the impact of state income taxes.

Loss from Discontinued Operations.  As described in “Significant Developments,” the results of operations of the achievement publications business are reported as discontinued operations.  Loss from discontinued operations before income taxes for fiscal 2008 and 2007 were $7.2 million and $28.4 million, respectively.  Loss from discontinued operations for fiscal 2007 included impairment charges of $22.8 million related to the achievement publications business.  Loss from discontinued operations for fiscal 2008 included charges recorded in the first quarter of approximately $5.5 million primarily related to the write-off of the remaining carrying value of tangible and intangible assets of the achievement publications segment and approximately $0.7 million related to contract termination and employee severance costs.

The tax benefit from discontinued operations was 126% and 39% for fiscal 2008 and 2007, respectively.  The tax benefit as a percentage of loss from discontinued segment in fiscal 2008 was impacted by a portion of the tax loss related to the shutdown of the achievement publications segment creating a permanent benefit for tax purposes.

Fiscal Year Ended August 25, 2007 Compared to Fiscal Year Ended August 26, 2006

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales increased $10.7 million, or 3.6%, to $310.6 million in fiscal 2007 from $299.9 million in fiscal 2006. The increase was primarily attributable to stronger sales of on-campus class rings, personalized family jewelry, commercial printing, graduation products, yearbooks, and sales attributed to the acquisition of Powers in April 2007, partially offset by lower sales in retail class rings.

     Class Rings. Net sales increased $1.6 million to $121 million in fiscal 2007 from $119.4 million in fiscal 2006. The increase in net sales from class rings was the result of a $4.2 million increase in on-campus class ring sales, partially offset by a decline of $2.7 million in retail high school class ring sales. The increase in on-campus class ring sales was primarily due to price increases, new products and improved sales of championship rings.  These increases were partially offset by a volume decrease due to a number of schools starting one or two weeks later in 2007 than in 2006 and the change in product sales mix caused by continuing increases in gold prices, causing buyers to purchase lower priced non-gold rings.  The decline in retail sales of high school class rings was driven by the continuing softness in the retail jewelry market, the declining number of independent jewelers and the change in product mix.

     Yearbooks. Net sales increased $0.3 million to $115.2 million in fiscal 2007 from $114.9 million in fiscal 2006. The increase in net sales was primarily the result of an increase in yearbook contracts shipped, partially offset by a decline in average contract value as a result of pricing pressures in the smaller book segment of the yearbook market.

     Graduation Products. Net sales increased $0.5 million to $44.4 million in fiscal 2007 from $43.9 million in fiscal 2006. The increase was mainly due to an increase in college graduation products.

     Other. Net sales increased $8.3 million to $30.0 million in fiscal 2007 from $21.7 million in fiscal 2006. The increase in net sales was the result of increased shipments of personalized fashion jewelry of $2.5 million primarily resulting from continued expansion of our personalized family jewelry products in the mass merchant channels and from a favorable competitive environment, $2.5 million of sales of letter jackets related to the acquisition of Powers in April 2007, a $2.0 million increase in commercial book sales, with the remaining increase resulting from increased sales of military rings and professional sports championship rings.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 55.3% in fiscal 2007, a 1.3% decrease from 56.6% in fiscal 2006. Overall, gross profit increased $1.9 million, or 1.1%. The increase in gross profit was a result of several factors including the following:
•
$1.6 million increase in graduation products gross profit, mainly due to cost benefits resulting from continuing manufacturing improvements and a $0.7 million write-off of obsolete graduation products inventory in fiscal 2006

•
$0.3 million improvement in yearbooks gross profit resulting mainly from efficiencies from continuous improvements in our manufacturing process, including ongoing investments in equipment and technology

•	$1.0 million increase in on-campus ring sales gross profit, primarily related to increased revenue partially offset by the impact of gold price increases
•	$1.0 million increase in other segment gross profit of which $0.7 is attributable to the Powers acquisition and the remaining increase is mainly due to higher sales offset by unfavorable product mix

  These increases in gross profit were partially offset by the following:
•
$1.9 million decline in retail class rings gross profit directly related to the decline in net sales, the change in product sales mix resulting from continuing increases in gold costs and the impact of the gold price increases

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.6 million to $126.7 million in fiscal 2007 from $129.3 million in fiscal 2006.  Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

Selling and marketing expenses decreased $0.7 million to $89.9 million or 28.9% of net sales, in fiscal 2007 from $90.6 million or 30.2% of net sales, in fiscal 2006. The decrease in selling and marketing expenses was primarily the result of a $1.3 million decrease in yearbook marketing due to the elimination of the official yearbook college program expenses that were incurred in fiscal 2006 and reduced field sales expenses. This decrease was partially offset by $0.5 million in increased yearbook commissions and an additional increase of $0.5 million related to sales and marketing expenses incurred in the commercial books area due to an increase in the number of sales representatives.

General and administrative expenses in fiscal 2007 were $36.8 million, or 11.9% of net sales, as compared to $38.7 million, or 12.9% of net sales, in fiscal 2006. The $1.9 million decrease in general and administrative expenses was primarily the result of:
•	$2.0 million gain on the sale of the frontage property located at our Austin, Texas facility
•	$1.6 million decrease in legal settlement costs and legal fees related to the settlement with Frederick Goldman, Inc., in fiscal 2006
•	$0.9 million decrease of legal and professional fees and expenses paid in connection with the investigation of potential acquisitions in fiscal 2006

  These decreases in general and administrative expenses were partially offset by:
•
$0.8 million increase of fees paid to independent consultants in connection with the design and partial implementation of our information technology system and assistance in becoming ready to comply with Sarbanes-Oxley requirements in fiscal 2008

•	$0.5 million increase of management fees and expenses
•	$0.4 million increase in professional fees
•	$0.9 million increase in employee costs including increased headcount, recruiting and relocation expenses

Other Charges. As described in “Significant Developments” above, other charges in fiscal 2007 consist of impairment charges of $4.9 million in our class rings segment related to retail class rings and $0.4 million related to personalized fashion jewelry included in our other segment.

Operating Income. As a result of the foregoing, operating income was $39.7 million, or 12.8% of net sales, for fiscal 2007 as compared with operating income of $40.5 million, or 13.5% of net sales, for fiscal 2006. The class rings segment reported operating income of $7.3 million for fiscal 2007 as compared with operating income of $13.1 million for fiscal 2006. The yearbooks segment reported operating income of $25.2 million for fiscal 2007 as compared with operating income of $23.8 million for fiscal 2006. The graduation products segment reported operating income of $6.3 million for fiscal 2007 as compared with operating income of $3.3 million for fiscal 2006. The other segment reported operating income of $0.9 million for fiscal 2007 as compared with operating income of $0.3 million for fiscal 2006.

Interest Expense, Net.  For Parent Holdings, net interest expense was $59.3 million for fiscal 2007 and $39.4 million for fiscal 2006. The average debt outstanding of Parent Holdings for fiscal 2007 and fiscal 2006 was $540 million and $418 million, respectively.  The increase in average debt outstanding was due to the senior PIK notes being outstanding for the full fiscal year 2007. The weighted average interest rate on debt outstanding of Parent Holdings for fiscal 2007 and fiscal 2006 was 10.6% and 8.8%, respectively.

     For Intermediate Holdings, net interest expense was $33.5 million for fiscal 2007 and $34.3 million for fiscal 2006. The average debt outstanding of Intermediate Holdings for fiscal 2007 and fiscal 2006 was $368 million and $383 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for fiscal 2007 and fiscal 2006 was 8.7% and 8.4%, respectively.

     For AAC, net interest expense was $22.0 million for fiscal 2007 and $23.3 million for fiscal 2006. The average debt outstanding of AAC for fiscal 2007 and fiscal 2006 was $256 million and $281 million, respectively. The weighted average interest rate on debt outstanding of AAC for fiscal 2007 and fiscal 2006 was 8.0% and 7.8%, respectively.

Provision (Benefit) for Income Taxes.  For fiscal 2007 and fiscal 2006, Parent Holdings recorded an income tax benefit of $4.3 million and an income tax provision of $1.4 million, respectively, which represents an effective tax rate of 22% (benefit) and 127% (provision), respectively. The effective tax rates for fiscal 2007 and 2006, respectively, vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of its interest on high-yield debt.

     For fiscal 2007 and fiscal 2006, Intermediate Holdings recorded an income tax provision of $3.9 million and $3.2 million, respectively, which represents an effective tax rate of 63% and 51%, respectively. The effective tax rates for fiscal 2007 and 2006, respectively, vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of its interest on high-yield debt.

     For fiscal 2007 and fiscal 2006, AAC recorded an income tax provision of $8.0 million and $7.2 million, respectively, which represents an effective tax rate of 45% and 42%, respectively. The effective tax rates for the fiscal 2007 and 2006 vary from the statutory federal tax rate due to the impact of state income taxes.

Income (Loss) from Discontinued Operations.  As described in “Significant Developments,” the results of operations of the achievement publications business are reported as discontinued operations.  Income (loss) from discontinued operations before income taxes for fiscal 2007 and 2006 were $(28.4) million and $2.1 million, respectively.  Loss from discontinued operations for fiscal 2007 includes impairment charges of $22.8 million related to the achievement publications business.

Liquidity and Capital Resources

     Operating Activities.  Operating activities provided $45.3, $45.5 and $46.1 million of cash from operating activities for Parent Holdings, Intermediate Holdings and AAC, respectively, during fiscal 2008 after servicing $18.2 million in interest payments compared to $28.1 million of cash during fiscal 2007 after servicing $21.0 million in interest payments. Cash provided by operating activities was higher in fiscal 2008 due to lower interest payments and lower use of working capital in fiscal 2008 compared to fiscal 2007 primarily as a result of lower inventories and partially due to the extra week in fiscal 2008.  Additionally, cash provided by operating activities in fiscal 2007 was negatively impacted by significantly poor earnings of the achievement publications segment.

     Operating activities provided $28.1 million of cash during fiscal 2007 after servicing $21.0 million in interest payments compared to $29.3 million during fiscal 2006 after servicing $23.4 million in interest payments. The higher earnings in business segments other than the achievement publications and lower interest payments were more than offset by significantly poor earnings of the achievement publications segment.  Additionally, higher working capital to support our business was partially offset by a decline in customer deposits in fiscal 2006.

     Investing Activities.  Capital expenditures in fiscal 2008, fiscal 2007 and fiscal 2006 were $12.6 million, $10.6 million and $12.5 million, respectively. The majority of capital expenditures in fiscal 2008 were primarily attributable to purchases of new printing presses, equipment, and information technology systems and infrastructure. The majority of capital expenditures in fiscal 2007 were attributable to acquisition and implementation of information technology systems and fully integrating digital technology throughout our yearbook production process. The majority of capital expenditures in fiscal 2006 were primarily attributable to purchases of new printing presses and fully integrating digital technology throughout our yearbook production process.

     Our projected capital expenditures for fiscal 2009 are expected to be approximately $7.3 million.  Projected capital expenditures for fiscal 2009 are lower than fiscal 2008 expenditures mainly due to purchases of printing presses during 2008.

     In fiscal 2007, there was an additional outflow from investing activities of $5.9 million for the acquisition of Powers and an additional inflow from investing activities of $4.7 million in net proceeds from the sale of frontage property located at our Austin, Texas facility.

     Financing Activities.  In fiscal 2008, cash was used to pay down $11.6 million of the term loan, of which $1.1 million were mandatory payments. In addition, net revolver payments were made of $7.8 million.

     In fiscal 2007, cash was used to pay down $19.4 million of the term loan, of which $1.9 million were mandatory payments. In addition, net revolver payments were made of $1.5 million.

     In fiscal 2006, cash was used to pay down $32.6 million of the term loan. This was partially offset by net revolver borrowings of $9.3 million. Also in fiscal 2006, $7.5 million in proceeds from the sale of preferred stock benefited Parent Holdings and Intermediate Holdings and resulted in a $7.0 million capital contribution from Intermediate Holdings to AAC. For Parent Holdings, proceeds of $150.0 million were received from the senior PIK Notes, which were used to pay deferred financing fees and to make a distribution to stockholders.

    Capital Resources. In connection with the Merger, AAC entered into its existing $195.0 million senior secured credit facility and issued $150.0 million of the 8.25% senior subordinated notes. Certain provisions of these financing arrangements are described below.

     The senior secured credit facility, as amended, provides a $155.0 million term loan, maturing in 2011, and up to $40.0 million in available revolving loan borrowings, maturing in 2010. As of August 30, 2008, $75.5 million was outstanding on the term loan, there was no borrowing outstanding on the revolving loan and we had commitments for $2.1 million on letters of credit outstanding. The senior secured credit facility, as amended, imposes certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. In addition, the senior secured credit facility, as amended, contains financial covenants and maintenance tests, including a minimum interest coverage test and a maximum total leverage test, and restrictive covenants, including restrictions on its ability to make capital expenditures. The senior secured credit facility, as amended, is secured by substantially all of the assets of AAC, is guaranteed by and secured by the assets of its existing and future domestic subsidiaries, if any and by a pledge of all of the capital stock of its existing and future domestic subsidiaries, if any. The senior secured credit facility, as amended, is also guaranteed by AAC Holding Corp.

     AAC is required to pay cash interest on the 8.25% notes semi-annually in arrears on April 1 and October 1 of each year. The 8.25% notes have no scheduled amortization and mature on April 1, 2012. The indenture governing the 8.25% notes contains certain restrictions on AAC, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. The 8.25% notes are guaranteed by AAC’s existing and future domestic subsidiaries.

     In November 2004, Intermediate Holdings issued $89.3 million (net proceeds) of 10.25% senior discount notes due 2012. The notes accrete to $131.5 million aggregate principal amount at maturity. Interest accrues on the notes in the form of an increase in the accreted value of such notes prior to October 1, 2008. Thereafter, cash interest on the notes will accrue and be payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 2009, at a rate of 10.25% per annum. The notes are Intermediate Holdings’ unsecured obligation and rank equally with all of its future senior obligations and senior to its future subordinated indebtedness. The 10.25% notes are effectively subordinated to Intermediate Holdings’ future secured indebtedness to the extent of the assets securing that indebtedness and are structurally subordinated to all indebtedness and other obligations of Intermediate Holdings’ subsidiaries, including AAC.

In January 2006, Intermediate Holdings entered into a Preferred Stock Purchase Agreement with an investor pursuant to which Intermediate Holdings sold shares of its mandatory redeemable series A preferred stock. In connection with this transaction, Intermediate Holdings issued the investor 7,500 shares of the mandatory redeemable series A preferred stock for an aggregate purchase price of $7.5 million, which the investor paid to Intermediate Holdings in cash. The holders of the mandatory redeemable series A preferred stock are entitled to receive cumulative dividends at a rate of 14% per year, when, as and if declared by the Board of Directors of Intermediate Holdings.

The holders of Series A Preferred Stock agreed in May 2006 to exchange their shares of Series A Preferred Stock for new shares of Series A Redeemable Preferred Stock of Parent Holdings. These new shares have the same rights, preferences and privileges as the Series A Preferred Stock of Intermediate Holdings.

     In June 2006, Parent Holdings issued $150.0 million senior PIK notes. On February 24, 2007, the rate at which interest accrues on the senior PIK notes increased by 2.00% per annum, to a rate of 14.75% and on August 30, 2008 the rate was increased an additional 2.00% per annum, to a rate of 16.75%. Through April 1, 2011, interest on the notes will be payable in the form of additional notes semi-annually in arrears on April 1 and October 1. On October 1, 2011, and thereafter, interest will be payable in cash semi-annually in arrears on April 1 and October 1. The notes mature on October 1, 2012. At maturity, we are required to repay the notes at a repayment price of 103.188% of the aggregate principal amount thereof, plus accrued and unpaid interest and special interest, if any, to the maturity date. The notes are Parent Holdings’ unsecured obligation and rank equally with all of its future senior obligations and senior to its future subordinated indebtedness. The notes are effectively subordinated to Parent Holdings’ future secured indebtedness to the extent of the assets securing that indebtedness and are structurally subordinated to all indebtedness and other obligations of Parent Holdings’ subsidiaries, including Intermediate Holdings and AAC.

In connection with the Transaction, each of Parent Holdings, Intermediate Holdings and AAC embarked upon a consent solicitation to certain amendments to the indentures governing the senior PIK notes, the 10.25% senior discount notes and the 8.25% senior subordinated notes, respectively.  After receiving requisite consents, Parent Holdings, Intermediate Holdings and AAC each entered into a supplemental indenture incorporating proposed amendments to the indentures governing the senior PIK notes, the 10.25% senior discount notes and the 8.25% senior subordinated notes, respectively. In the case of each supplemental indenture, the applicable amendments consist of (1) a requirement that upon consummation of the Transaction the applicable company shall redeem all of its outstanding notes which have delivered a valid consent to the applicable amendments at a redemption price in cash equal to 101%, 102.8125% and 102.3125% of the aggregate principal amount of the senior PIK notes, the 10.25% senior discount notes and the 8.25% senior subordinated notes, respectively, plus accrued and unpaid interest, and (2) the removal of substantially all of the restrictive and reporting covenants under the applicable indenture, as well as certain events of default and related provisions, including without limitation, the covenant that would otherwise require the applicable company to make an offer to purchase the applicable notes upon consummation of the Transaction as currently provided in the applicable indenture. In the case of the senior PIK notes, the covenant removal would remain effective for non-consenting notes even if the Transaction has not closed. In the case of the 10.25% senior discount notes and the 8.25% senior subordinated notes, the amendments will only be effective upon the consummation of the Transaction.

      We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness.

     We have a significant amount of indebtedness. On August 30, 2008, Parent Holdings had total indebtedness of $566.5 million (of which $203.1 million was senior PIK notes, $130.4 million was 10.25% senior discount notes, $150.0 million was 8.25% senior subordinated notes, $75.5 million was indebtedness under the existing senior secured credit facility, $7.5 million was of our mandatory redeemable series A preferred stock).

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

Off Balance-Sheet Obligations

     Gold Consignment Agreement. On March 25, 2004, we signed the First Amended and Restated Letter Agreement for Fee Consignment and Purchase of Gold with The Bank of Nova Scotia. Under this agreement, we have an ability to have on consignment gold with aggregate value less than or equal to the lowest of: (i) the dollar value of 27,000 troy ounces of gold, (ii) $14.2 million or (iii) a borrowing base, calculated based on a percentage of the gold held at our facilities and other approved locations, as specified by the agreement. Under the terms of this arrangement, we do not own the consigned gold nor do we have risk of loss related to price variance on such inventory until we pay The Bank of Nova Scotia for quantities purchased. Accordingly, we do not reflect the value of consigned gold in our inventory, nor do we reflect the corresponding liability for financial statement purposes. As of August 30, 2008 and August 25, 2007, we held no consigned gold.

     The agreement can be terminated by either us or The Bank of Nova Scotia with 60 days prior written notice to the other party.

     Letters of Credit.  As of August 30, 2008 and August 25, 2007, we had commitments for $2.1 million and $2.3 million, respectively, on letters of credit outstanding.

Contractual Obligations

     As of August 30, 2008, the due dates and amounts of our contractual obligations are as follows (in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2009	2010	2011	2012	2013	Thereafter	Total
Senior PIK Notes (original principal)	$-	$-	$-	$-	$150,000	$-	$150,000
Senior PIK Notes (additional principal from PIK interest)	- -	-	-	-	157,801	-	157,801
Mandatory Redeemable Preferred Stock	-	-	-	-	7,500	-	7,500
Mandatory Redeemable Preferred Stock (dividends)	-	-	-	-	12,155	-	12,155
10.25% Notes (principal)	-	-	-	-	131,534	-	131,534
8.25% Senior Subordinated Debt (principal)	-	-	-	150,000	-	-	150,000

Interest on fixed rate debt (a)	19,114	25,854	25,854	77,411	42,328	-	190,561
Term loan (principal)	2,908	788	71,789	-	-	-	75,485
Term loan (interest) (b)	3,590	3,484	1,397	-	-	-	8,471
Operating leases (c)	1,539	1,116	555	337	268	1,320	5,135
Management agreement (d)	3,309	3,309	3,309	3,309	3,309	1,930	18,475
Postretirement plans (e)	1,033	1,054	1,056	1,062	1,063	5,313	10,581

Total	$31,493	$35,605	$103,960	$232,119	$505,958	$8,563	$917,698

(a)	Represents interest payments due on the senior PIK notes, 10.25% Notes and 8.25% Notes.
(b)	Assumes an interest rate on the term loan of 5.75%, based on the rate as of August 30, 2008.
(c)	Some of our rental property leases contain options to renew the leased space for periods up to an additional five years.
(d)
AAC and Intermediate Holdings have entered into a management agreement with an affiliate of Fenway Partners Capital Fund II, L.P. pursuant to which they, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). In arriving at the future obligations above, 5% of fiscal 2008 EBITDA was used. This agreement has a 10-year minimum term. See “Certain Relationships and Related Transactions.”

(e)
CBI provides certain healthcare and life insurance benefits for former employees of L.G. Balfour Company, Inc. Certain hourly employees of Taylor are covered by a defined benefit pension plan established by Taylor.

Seasonality

     The seasonal nature of our various businesses tends to be tempered by our broad product mix. Class ring sales are highest during October through December and early spring, with many orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. Our recognition and affinity product line sales are also seasonal, with highest sales during the winter holiday season and in the period leading up to Mother’s Day.

     As a result of the foregoing, we have historically experienced operating losses during our first and fourth fiscal quarters, which includes the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, our working capital requirements tend to exceed our operating cash flows from May through September.

Recent Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 were effective for beginning with its fiscal year 2008. As a result of the adoption of FIN 48 and as of August 30, 2008, no adjustments to our financial position and results of operations were required.

In September 2006, the FASB issued Statement on Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for us beginning with our fiscal year 2009. We are currently evaluating the impact this standard will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  We adopted the recognition and disclosure provisions of SFAS 158 in our fiscal year 2007. The measurement date provisions of SFAS 158 will be effective for us beginning with our fiscal year 2009. We have not yet evaluated the impact that the measurement date provisions of this standard will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for us beginning with our fiscal year 2009.  The standard is not expected to have a material impact on our financial position and results of operations.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

     Interest Rate Risk. We have exposure to market risk relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Our senior secured credit facility (revolver and term loan) and existing gold consignment agreement are variable rate arrangements. Each quarter point change in interest rates on our senior secured credit facility, which bears interest at variable rates, would result in a $0.3 million change in annual interest expense, assuming the entire revolving loan was drawn.

     Currency Exchange Rate Risk. We purchase the majority of our precious, semi-precious and synthetic stones from a single supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. Each ten percent change in the Euro exchange rate would result in a $0.5 million change in cost of goods sold, assuming stone purchase levels approximate the levels of fiscal 2008.

     Gold. We purchase a majority of our gold from a single supplier. We may consign a portion of our gold and pay for consigned gold as our related products are shipped to customers. Each ten percent change in the price of gold would result in a $3.6 million change in cost of goods sold, assuming gold purchase levels approximate the levels in fiscal 2008.

Item 8. Financial Statement and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Achievement Group Holding Corp.

     We have audited the accompanying consolidated balance sheets of American Achievement Group Holding Corp. and subsidiaries (“Parent Holdings”) as of August 30, 2008 and August 25, 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended August 30, 2008, August 25, 2007 and August 26, 2006. These financial statements are the responsibility of Parent Holdings’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Parent Holdings is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Parent Holdings’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Parent Holdings as of August 30, 2008 and August 25, 2007, and the results of their operations and their cash flows for the years ended August 30, 2008, August 25, 2007 and August 26, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
November 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
AAC Group Holding Corp.

     We have audited the accompanying consolidated balance sheets of AAC Group Holding Corp. and subsidiaries (“Intermediate Holdings”) (wholly-owned subsidiary of American Achievement Group Holding Corp.) as of August 30, 2008 and August 25, 2007, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years ended August 30, 2008, August 25, 2007 and August 26, 2006. These financial statements are the responsibility of Intermediate Holdings’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Intermediate Holdings is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Intermediate Holdings’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Intermediate Holdings as of August 30, 2008 and August 25, 2007, and the results of their operations and their cash flows for the years ended August 30, 2008, August 25, 2007 and August 26, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
November 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
American Achievement Corporation

     We have audited the accompanying consolidated balance sheets of American Achievement Corporation and subsidiaries (“AAC”) (wholly-owned indirect subsidiary of AAC Group Holding Corp.) as of August 30, 2008 and August 25, 2007, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years ended August 30, 2008, August 25, 2007 and August 26, 2006. These financial statements are the responsibility of AAC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. AAC is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of AAC’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AAC as of August 30, 2008 and August 25, 2007, and the results of their operations and their cash flows for the years ended August 30, 2008, August 25, 2007 and August 26, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
November 24, 2008

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Consolidated Balance Sheet

	Parent Holdings
	August 30, 2008	August 25, 2007
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$9,757	$1,454
Accounts receivable, net of allowances	36,920	43,039
Inventories	27,411	31,158
Deferred tax assets	11,752	3,731
Prepaid expenses and other current assets, net	17,062	18,317
Total current assets	102,902	97,699

Property, plant and equipment, net	68,477	70,653
Goodwill	171,073	173,277
Other intangible assets, net	97,000	107,855
Deferred tax assets	973	-
Other assets, net	18,692	26,582

Total assets	$459,117	$476,066
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Book overdraft	$61	$5,082
Accounts payable	10,900	10,590
Customer deposits	8,102	11,771
Accrued expenses	22,018	20,361
Deferred revenue	2,750	4,460
Accrued interest	5,722	5,550
Current portion of long-term debt	2,908	900
Total current liabilities	52,461	58,714

Long-term debt, net of current portion	556,135	537,680
Mandatory redeemable preferred stock, 15,000 shares authorized, 7,500 shares issued and outstanding	7,500	7,500
Deferred tax liabilities	-	9,736
Other long-term liabilities	9,201	6,619
Total liabilities	625,297	620,249

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Common stock, $.01 par value, 1,250,000 shares authorized, 505,460 shares issued and outstanding	5	5
Distributions in excess of paid-in capital	(123,880)	(124,045)
Accumulated deficit	(45,014)	(23,297)
Accumulated other comprehensive income	2,709	3,154
Total stockholders’ deficit	(166,180)	(144,183)

Total liabilities and stockholders’ deficit	$459,117	$476,066

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
Consolidated Balance Sheets

	Intermediate Holdings
	August 30, 2008	August 25, 2007
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$9,746	$1,168
Accounts receivable, net of allowances	36,920	43,039
Inventories	27,411	31,158
Deferred tax assets	12,196	3,731
Prepaid expenses and other current assets, net	19,395	18,317
Total current assets	105,668	97,413

Property, plant and equipment, net	68,477	70,653
Goodwill	171,073	173,277
Other intangible assets, net	97,000	107,855
Other assets, net	12,555	18,931

Total assets	$454,773	$468,129
LIABILITIES AND STOCKHOLDER'S EQUITY
Book overdraft	$61	$5,082
Accounts payable	10,900	10,590
Customer deposits	8,102	11,771
Accrued expenses	16,863	20,299
Deferred revenue	2,750	4,460
Accrued interest	5,722	5,550
Current portion of long-term debt	2,908	900
Total current liabilities	47,306	58,652

Long-term debt, net of current portion	352,998	361,836
Deferred tax liabilities	21,595	19,731
Other long-term liabilities	2,703	3,034
Total liabilities	424,602	443,253

Commitments and contingencies (Note 12)

Stockholder's equity:
Common stock, $.000001 par value, 100 shares authorized, 100 shares issued and outstanding	-	-
Additional paid-in capital	24,309	24,144
Accumulated earnings (deficit)	3,153	(2,422)
Accumulated other comprehensive income	2,709	3,154
Total stockholder's equity	30,171	24,876

Total liabilities and stockholder's equity	$454,773	$468,129

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Consolidated Balance Sheets

	AAC
	August 30, 2008	August 25, 2007
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$9,735	$620
Accounts receivable, net of allowances	36,920	43,039
Inventories	27,411	31,158
Deferred tax assets	14,920	3,731
Prepaid expenses and other current assets, net	18,839	18,317
Total current assets	107,825	96,865

Property, plant and equipment, net	68,477	70,653
Goodwill	171,073	173,277
Other intangible assets, net	97,000	107,855
Other assets, net	10,739	16,669

Total assets	$455,114	$465,319
LIABILITIES AND STOCKHOLDER'S EQUITY
Book overdraft	$61	$5,082
Accounts payable	10,900	10,590
Customer deposits	8,102	11,771
Accrued expenses	16,852	20,284
Deferred revenue	2,750	4,460
Accrued interest	5,722	5,550
Current portion of long-term debt	2,908	900
Total current liabilities	47,295	58,637

Long-term debt, net of current portion	222,577	243,982
Deferred tax liabilities	39,580	30,639
Other long-term liabilities	2,675	3,006
Total liabilities	312,127	336,264

Commitments and contingencies (Note 12)

Stockholder's equity:
Common stock, $.000001 par value, 100 shares authorized, 100 shares issued and outstanding	-	-
Additional paid-in capital	109,211	109,046
Accumulated earnings	31,067	16,855
Accumulated other comprehensive income	2,709	3,154
Total stockholder's equity	142,987	129,055

Total liabilities and stockholder's equity	$455,114	$465,319

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Consolidated Statement of Operations

	Parent Holdings
	For the year ended
	August 30, 2008	August 25, 2007	August 26, 2006
	(Dollars in thousands)
Net sales	$313,403	$310,588	$299,936
Cost of sales	140,373	138,892	130,145
Gross profit	173,030	171,696	169,791
Selling, general and administrative expenses	140,552	126,731	129,334
Other charges	-	5,262	-
Operating income	32,478	39,703	40,457
Interest expense, net	64,479	59,275	39,350
Income (loss) from continuing operations before income taxes	(32,001)	(19,572)	1,107
Provision (benefit) for income taxes	(8,396)	(4,319)	1,401
Loss from continuing operations	(23,605)	(15,253)	(294)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(7,235)	(28,406)	2,085
Provision (benefit) for income taxes	(9,123)	(11,108)	815
Income (loss) from discontinued operations	1,888	(17,298)	1,270
Net income (loss)	$(21,717)	$(32,551)	$976

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
Consolidated Statements of Operations

	Intermediate Holdings
	For the year ended
	August 30, 2008	August 25, 2007	August 26, 2006
	(Dollars in thousands)
Net sales	$313,403	$310,588	$299,936
Cost of sales	140,373	138,892	130,145
Gross profit	173,030	171,696	169,791
Selling, general and administrative expenses	132,809	126,731	129,334
Other charges	-	5,262	-
Operating income	40,221	39,703	40,457
Interest expense, net	32,769	33,522	34,265
Income from continuing operations before income taxes	7,452	6,181	6,192
Provision for income taxes	3,765	3,875	3,170
Income from continuing operations	3,687	2,306	3,022
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(7,235)	(28,406)	2,085
Provision (benefit) for income taxes	(9,123)	(11,108)	815
Income (loss) from discontinued operations	1,888	(17,298)	1,270
Net income (loss)	$5,575	$(14,992)	$4,292

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Consolidated Statements of Operations

	AAC
	For the year ended
	August 30, 2008	August 25, 2007	August 26, 2006
	(Dollars in thousands)
Net sales	$313,403	$310,588	$299,936
Cost of sales	140,373	138,892	130,145
Gross profit	173,030	171,696	169,791
Selling, general and administrative expenses	132,809	126,731	129,334
Other charges	-	5,262	-
Operating income	40,221	39,703	40,457
Interest expense, net	19,775	22,064	23,308
Income from continuing operations before income taxes	20,446	17,639	17,149
Provision for income taxes	8,122	7,986	7,092
Income from continuing operations	12,324	9,653	10,057
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(7,235)	(28,406)	2,085
Provision (benefit) for income taxes	(9,123)	(11,108)	815
Income (loss) from discontinued operations	1,888	(17,298)	1,270
Net income (loss)	$14,212	$(7,645)	$11,327

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Consolidated Statement of Stockholders’ Deficit

			Distributions	Accumulated
			in excess of	other	Accumulated
	Common Stock		paid-in	comprehensive	earnings
Parent Holdings	Shares	Amount	capital	income	(deficit)	Total
	(Dollars in thousands)

Balance at incorporation, May 30, 2006	$-	$-	$-	$-	$-	$-
Issuance of stock to Parent Holdings’ stockholders in exchange for transfer of Intermediate Holdings’ stock	505,460	5	16,491	(956)	8,278	23,818
Dividend distribution to stockholders	-	-	(140,536)			(140,536)
Comprehensive income-
Net income	-	-	-	-	976	976
Adjustment to minimum pension liability (net of tax impact)	-	-	-	956	-	956
Total comprehensive income						1,932
Balance, August 26, 2006	505,460	$5	$(124,045)	$-	$9,254	$(114,786)
Comprehensive loss -
Net loss	-	-	-	-	(32,551)	(32,551)
Total comprehensive loss						(32,551)
Adjustment for initial adoption of SFAS 158, net of tax	-	-	-	3,154	-	3,154
Balance, August 25, 2007	505,460	$5	$(124,045)	$3,154	$(23,297)	$(144,183)
Issuance of CIP units in lieu of bonus			165			165
Comprehensive loss -
Net loss	-	-	-	-	(21,717)	(21,717)
Adjustment to minimum pension liability (net of tax impact)	-	-	-	(445)	-	(445)
Total comprehensive loss						(22,162)
Balance, August 30, 2008	505,460	$5	$(123,880)	$2,709	$(45,014)	$(166,180)

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
Consolidated Statements of Stockholder's Equity

				Accumulated
			Additional	other	Accumulated
	Common Stock		paid-in	comprehensive	earnings
Intermediate Holdings	Shares	Amount	capital	income (loss)	(deficit)	Total
	(Dollars in thousands)

Balance, August 27, 2005	505,460	$5	$16,491	$(956)	$8,278	$23,818
Comprehensive income-
Net income	-	-	-	-	4,292	4,292
Adjustment to minimum pension liability (net of tax impact)	-	-	-	956	-	956
Total comprehensive income						5,248
Capital contribution from Parent Holdings	-	-	7,648	-	-	7,648
Exchange of Intermediate Holdings’ stock for stock in Parent Holdings	(505,360)	(5)	5	-	-	-
Balance, August 26, 2006	100	$-	$24,144	$-	$12,570	$36,714
Comprehensive loss-
Net loss	-	-	-	-	(14,992)	(14,992)
Total comprehensive loss						(14,992)
Adjustment for initial adoption of SFAS 158, net of tax	-	-	-	3,154	-	3,154
Balance, August 25, 2007	100	$-	$24,144	$3,154	$(2,422)	$24,876
Issuance of CIP units in lieu of bonus			165			165
Comprehensive income -
Net income	-	-	-	-	5,575	5,575
Adjustment to minimum pension liability (net of tax impact)	-	-	-	(445)	-	(445)
Total comprehensive loss						5,130
Balance, August 30, 2008	100	$-	$24,309	$2,709	$3,153	$30,171

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Consolidated Statements of Stockholder's Equity

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive	Accumulated
AAC	Shares	Amount	capital	income (loss)	earnings	Total

Balance, August 27, 2005	100	$-	$102,046	$(956)	$13,173	$114,263
Comprehensive income-
Net income	-	-	-	-	11,327	11,327
Adjustment to minimum pension liability (net of tax impact)	-	-	-	956	-	956
Total comprehensive income						12,283
Capital contribution from Intermediate Holdings	-	-	7,000	-	-	7,000
Balance, August 26, 2006	100	$-	$109,046	$-	$24,500	$133,546
Comprehensive loss-
Net loss	-	-	-	-	(7,645)	(7,645)
Total comprehensive loss						(7,645)
Adjustment for initial adoption of SFAS 158, net of tax	-	-	-	3,154	-	3,154
Balance, August 25, 2007	100	$-	$109,046	$3,154	$16,855	$129,055
Issuance of CIP units in lieu of bonus			165			165
Comprehensive income -
Net income	-	-	-	-	14,212	14,212
Adjustment to minimum pension liability (net of tax impact)	-	-	-	(445)	-	(445)
Total comprehensive income						13,767
Balance, August 30, 2008	100	$-	$109,211	$2,709	$31,067	$142,987

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
Consolidated Statement of Cash Flows

	Parent Holdings
	For the year ended
	August 30, 2008	August 25, 2007	August 26, 2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(21,717)	$(32,551)	$976
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other charges - continuing operations	-	5,262	-
Other charges - discontinued operations	5,542	22,751	-
Depreciation and amortization	25,229	25,000	25,095
Deferred income taxes	(18,422)	(15,506)	2,061
Amortization of deferred financing fees	3,490	3,491	2,269
Accretion of interest on 10.25% senior discount notes	12,567	11,037	10,161
Accretion of Senior PIK Notes	27,293	21,647	4,197
Loss (gain) on sale or disposal of property, plant and equipment	13	(1,989)	79
Allowance for doubtful accounts	198	(233)	(464)
Loss (gain) on operating lease agreement	(222)	961	-
Changes in assets and liabilities:
Accounts receivable	5,921	(2,632)	41
Inventories	3,713	(951)	(9,217)
Prepaid expenses and other current assets, net	143	(4,793)	7,325
Other assets, net	2,263	90	(2,143)
Deferred revenue	(1,710)	1,843	1,613
Accounts payable, accrued expenses, customer deposits and other long-term liabilities	957	(5,348)	(12,574)
Net cash provided by operating activities	45,258	28,079	29,419

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,579)	(10,594)	(12,511)
Business acquisitions, net of cash acquired	-	(5,914)	(539)
Proceeds from sales of property, plant and equipment	42	4,651	104
Net cash used in investing activities	(12,537)	(11,857)	(12,946)

Cash flows from financing activities:
Payments on term loan	(11,592)	(19,433)	(32,610)
Proceeds from revolving credit facility	14,100	28,000	35,050
Payments on revolving credit facility	(21,905)	(29,495)	(25,750)
Proceeds from preferred stock issuance	-	-	7,500
Proceeds from Senior PIK Notes	-	-	150,000
Distribution to stockholders	-	-	(140,536)
Deferred financing fees	-	(179)	(9,464)
Change in book overdraft	(5,021)	2,935	(1,583)
Net cash used in financing activities	(24,418)	(18,172)	(17,393)
Net increase (decrease) in cash and cash equivalents	$8,303	$(1,950)	$(920)
Cash and cash equivalents, beginning of year	1,454	3,404	4,324
Cash and cash equivalents, end of year	$9,757	$1,454	$3,404

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$18,189	$20,973	$23,449
Income taxes	$1,547	$921	$703
Supplemental non-cash investing and financing activities disclosure:
Additions to property, plant and equipment included in accounts payable	$192	$408	$1,013
Transfer of preferred stock and accumulated dividends from Intermediate Holdings to Parent Holdings	$-	$-	$7,648

The accompanying notes are an integral part of these consolidated financial statements.

AAC GROUP HOLDING CORP.
Consolidated Statements of Cash Flows

	Intermediate Holdings
	For the year ended
	August 30, 2008	August 25, 2007	August 26, 2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$5,575	$(14,992)	$4,292
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other charges - continuing operations	-	5,262	-
Other charges - discontinued operations	5,542	22,751	-
Depreciation and amortization	25,229	25,000	25,095
Deferred income taxes	(6,293)	(7,274)	3,824
Amortization of deferred financing fees	1,976	1,976	1,959
Accretion of interest on 10.25% senior discount notes	12,567	11,037	10,161
Loss (gain) on sale or disposal of property, plant and equipment	13	(1,989)	79
Allowance for doubtful accounts	198	(233)	(464)
Loss (gain) on operating lease agreement	(222)	961	-
Changes in assets and liabilities:
Accounts receivable	5,921	(2,632)	41
Inventories	3,713	(951)	(9,217)
Prepaid expenses and other current assets, net	(2,190)	(4,793)	7,325
Other assets, net	2,263	90	(2,143)
Deferred revenue	(1,710)	1,843	1,613
Accounts payable, accrued expenses, customer deposits and other long-term liabilities	(7,049)	(7,926)	(13,242)
Net cash provided by operating activities	45,533	28,130	29,323

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,579)	(10,594)	(12,511)
Business acquisitions, net of cash acquired	-	(5,914)	(539)
Proceeds from sales of property, plant and equipment	42	4,651	104
Net cash used in investing activities	(12,537)	(11,857)	(12,946)

Cash flows from financing activities:
Payments on term loan	(11,592)	(19,433)	(32,610)
Proceeds from revolving credit facility	14,100	28,000	35,050
Payments on revolving credit facility	(21,905)	(29,495)	(25,750)
Proceeds from preferred stock issuance	-	-	7,500
Deferred financing fees	-	(16)	(404)
Change in book overdraft	(5,021)	2,935	(1,583)
Net cash used in financing activities	(24,418)	(18,009)	(17,797)
Net increase (decrease) in cash and cash equivalents	$8,578	$(1,736)	$(1,420)
Cash and cash equivalents, beginning of year	1,168	2,904	4,324
Cash and cash equivalents, end of year	$9,746	$1,168	$2,904

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$18,189	$20,973	$23,449
Income taxes	$1,547	$921	$703
Supplemental non-cash investing and financing activities disclosure:
Additions to property, plant and equipment included in accounts payable	$192	$408	$1,103
Transfer of preferred stock and accumulated dividends from Intermediate Holdings to Parent Holdings	$-	$-	$7,648

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Consolidated Statement of Cash Flows

	AAC
	For the year ended
	August 30, 2008	August 25, 2007	August 26, 2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$14,212	$(7,645)	$11,327
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other charges - continuing operations	-	5,262	-
Other charges - discontinued operations	5,542	22,751	-
Depreciation and amortization	25,229	25,000	25,095
Deferred income taxes	(1,940)	(3,150)	7,737
Amortization of deferred financing fees	1,530	1,530	1,498
Loss (gain) on sale or disposal of property, plant and equipment	13	(1,989)	79
Allowance for doubtful accounts	198	(233)	(464)
Loss (gain) on operating lease agreement	(222)	961	-
Changes in assets and liabilities:
Accounts receivable	5,921	(2,632)	41
Inventories	3,713	(951)	(9,217)
Prepaid expenses and other current assets, net	(1,634)	(4,793)	7,325
Other assets, net	2,263	90	(2,143)
Deferred revenue	(1,710)	1,843	1,613
Accounts payable, accrued expenses, customer deposits and other long-term liabilities	(7,045)	(7,939)	(13,629)
Net cash provided by operating activities	46,070	28,105	29,262

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,579)	(10,594)	(12,511)
Business acquisitions, net of cash acquired	-	(5,914)	(539)
Proceeds from sales of property, plant and equipment	42	4,651	104
Net cash used in investing activities	(12,537)	(11,857)	(12,946)

Cash flows from financing activities:
Payments on term loan	(11,592)	(19,433)	(32,610)
Proceeds from revolving credit facility	14,100	28,000	35,050
Payments on revolving credit facility	(21,905)	(29,495)	(25,750)
Proceeds from preferred stock issuance	-	-	7,000
Deferred financing fees	-	(16)	(135)
Change in book overdraft	(5,021)	2,935	(1,583)
Net cash used in financing activities	(24,418)	(18,009)	(18,028)
Net increase (decrease) in cash and cash equivalents	$9,115	$(1,761)	$(1,712)
Cash and cash equivalents, beginning of year	620	2,381	4,093
Cash and cash equivalents, end of year	$9,735	$620	$2,381

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$18,189	$20,973	$23,449
Income taxes	$1,547	$921	$703
Supplemental non-cash investing and financing activities disclosure:
Additions to property, plant and equipment included in accounts payable	$192	$408	$1,013

The accompanying notes are an integral part of these consolidated financial statements.

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

1. Summary of Organization and Significant Accounting Policies

Registrants

     The consolidated financial statements of American Achievement Group Holding Corp. (“Parent Holdings”) include the accounts of its wholly-owned subsidiary, AAC Group Holding Corp. (“Intermediate Holdings”) and its indirect wholly-owned subsidiary, American Achievement Corporation (“AAC”), all of which are separate public reporting companies. The consolidated financial statements of Intermediate Holdings include the accounts of its indirect wholly-owned subsidiary, AAC. Parent Holdings, Intermediate Holdings, and AAC are treated as entities under common control. The financial results of Parent Holdings prior to its formation represent entirely those of its wholly-owned subsidiary, Intermediate Holdings and its indirect wholly-owned subsidiary, AAC. Parent Holdings, Intermediate Holdings and AAC together with their consolidated subsidiaries are referred to as the “Company.” Unless separately stated, the notes herein relate to Parent Holdings, Intermediate Holdings and AAC.

Description of Business

     The Company is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school and college markets and of recognition products, such as letter jackets, and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company markets its products and services primarily in the United States and operates in four reporting segments; class rings, yearbooks, graduation products and other. The Company’s corporate office is located in Austin, Texas and its manufacturing facilities are located in Austin, Dallas, El Paso and Waco, Texas, Louisville, Kentucky, Manhattan, Kansas, and Juarez, Mexico.

As described in Note 3, on October 26, 2007 the Company decided to shut down its achievement publications segment.  This segment sold achievement publications in the specialty directory publishing industry nationwide.

Consolidation

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

    Parent Holdings conducts all of its business through Intermediate Holdings and AAC and its subsidiaries. The consolidated financial statements of Parent Holdings include the accounts of its direct wholly-owned subsidiary, Intermediate Holdings and its indirect wholly-owned subsidiary, AAC. Parent Holdings’ consolidated financial statements are substantially identical to Intermediate Holdings’ consolidated financial statements, with the exception of  the series A preferred stock, senior PIK notes, costs related to the Transaction (see Note 2), additional interest expense related to its series A preferred stock and senior PIK notes, amortization of deferred financing costs, interest income on its cash balances and the related income taxes.

     Intermediate Holdings conducts all of its business indirectly through AAC and its subsidiaries. The consolidated financial statements of Intermediate Holdings include the accounts of its indirect wholly-owned subsidiary, AAC. Intermediate Holdings’ consolidated financial statements are substantially identical to AAC’s consolidated financial statements, with the exception of the 10.25% senior discount notes, additional interest expense related to the 10.25% senior discount notes, amortization of deferred financing costs, interest income on its cash balances and the related income taxes.

Fiscal Year-End

     The Company uses a 52/53-week fiscal year ending on the last Saturday of August. The fiscal year ended August 30, 2008 was a 53-week fiscal year and all other fiscal years presented in the consolidated financial statements were 52-week fiscal years.

Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments with maturities of three months or less at the date of purchase.

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Allowance for Doubtful Accounts and Product Returns

     The Company makes estimates of potentially uncollectible customer accounts receivable. The Company believes that its credit risk for these receivables is limited because of its large number of customers and the relatively small account balances for most of its customers. The Company evaluates the adequacy of the allowance on a periodic basis. The evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer’s ability to repay and prevailing economic conditions. The Company makes adjustments to the allowance balance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

  Allowances for doubtful accounts deducted from accounts receivable were as follows:

	Balance at			Balance at
	Beginning of	Charged to		End of
	Period	Expense	Write-offs	Period
Year ended August 30, 2008	$1,318	$1,329	$(1,131)	$1,516
Year ended August 25, 2007	1,321	1,116	(1,119)	1,318
Year ended August 26, 2006	1,604	742	(1,025)	1,321

     The Company makes estimates of its potential future product returns based on average historical returns, current economic trends and changes in customer demand and acceptance of products. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

     Allowances for product returns deducted from accounts receivable were as follows:

	Balance at			Balance at
	Beginning of	Reduction	Returns	End of
	Period	of Revenue	Processed	Period
Year ended August 30, 2008	$557	$7,994	$(6,875)	$1,676
Year ended August 25, 2007	711	7,016	(7,170)	557
Year ended August 26, 2006	665	6,409	(6,363)	711

Inventories

     Inventories, which include raw materials, work-in-process and finished goods, are stated at the lower of cost or market using the first-in, first-out (FIFO) method, net of allowance for obsolete inventory.

Independent Sales Representative Advances and Related Reserve

     The Company advances commissions to independent sales representatives as prepaid commissions against anticipated earnings. Such advances are offset against commissions earned by the independent sales representatives on product sales. The Company provides reserves to cover those amounts which it estimates to be uncollectible. These amounts are included in prepaid expenses and other current assets and other assets in the accompanying consolidated balance sheets. The portion of the advances, net of related reserves, that are not expected to be earned through commissions during the next fiscal year are classified as other assets in the accompanying consolidated balance sheets.

     The Company advances commissions to new independent sales representatives that are developing sales territories and makes payments to predecessor independent sales representatives on behalf of successor independent sales representatives. Such amounts are offset against payments for commissions earned by the independent sales representatives on product sales. The Company provides reserves to cover those amounts that it estimates to be uncollectible.

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

     Reserves on independent sales representative advances deducted from asset accounts were as follows:

	Balance at
	Beginning of	Charged to		Balance at End of
	Period	Expense	Write-offs (1)	Period
Year ended August 30, 2008	$1,978	$1,842	$(1,902)	$1,918
Year ended August 25, 2007	1,103	1,590	(715)	1,978
Year ended August 26, 2006	1,907	1,545	(2,349)	1,103

(1) Represents principally write-offs of terminated sales representative amounts and forgiveness of amounts by the Company

 Property, Plant and Equipment

     Property, plant and equipment are stated at historical cost net of accumulated depreciation. Maintenance, repairs and minor replacements are charged against operations as incurred; major replacements and betterments are capitalized at cost. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in operating results for the period. Depreciation is provided using the straight-line method based on estimated useful lives of the assets as follows:

Description	Useful life
Buildings and improvements	10 to 33 years
Tools and dies	8 years
Machinery and equipment	2 to 10 years
Leasehold improvements	Shorter of useful life or term of lease

Goodwill and Other Intangible Assets

     The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill and other intangible assets are originally recorded at their fair values at the date of acquisition. Goodwill and indefinite-lived intangibles are not amortized, but are tested annually for impairment, or more frequently if impairment indicators occur. Definite-lived intangibles are amortized over their estimated useful lives and are evaluated for impairment annually, or more frequently if impairment indicators are present, using a process similar to that used to test other long-lived assets for impairment.

     The impairment test for goodwill and intangible assets requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units and determining fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on historical performance and future estimated results.

Impairment of Long-lived Assets

  SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) requires an entity to review long-lived tangible and intangible assets with definite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. In applying SFAS 144, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of impairment. The Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate it utilizes to evaluate potential investments.

Customer Deposits

     Amounts received from customers in the form of cash down payments to purchase goods are recorded as a liability until the goods are shipped.

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Income Taxes

     In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized net of any valuation allowance. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Fair Value of Financial Instruments

     The Company’s financial instruments consist primarily of cash and cash equivalents and long-term debt (including current maturities). The fair value of the Parent Holdings', Intermediate Holdings' and AAC's long-term debt is approximately $71.5 million,  $37.0 million and $21.0 million, respectively, lower than the carrying value at August 30, 2008 .  The carrying values of the Company's other financial instruments approximate fair value due to their short term nature.

Revenue Recognition and Warranty Costs

     The Company’s revenues from product sales are generally recognized at the time the product is shipped, the risks and rewards of ownership have passed to the customer and collectibility is reasonably assured. The Company’s stated shipping terms are FOB shipping point. Provisions for sales returns, warranty costs and rebate expenses are recorded based upon historical information and current trends.

     The Company’s accounting method for recognizing revenue and related gross profit on class ring sales through independent sales representatives, along with commissions to independent sales representatives that are directly related to the revenue, is to defer the revenue until the independent sales representative delivers the product to the Company’s end customer.

     The Company recognizes revenues on its publishing operations based upon the completed contract method, when the products are shipped.

     Product warranty liabilities were as follows:

	Balance at
	Beginning of	Charged to		Balance at End of
	Period	Expense	Claims	Period
Year ended August 30, 2008	$1,155	$705	$(878)	$982
Year ended August 25, 2007	1,116	761	(722)	1,155
Year ended August 26, 2006	1,182	348	(414)	1,116

The portion of product warranty liabilities that are not expected to be paid during the next fiscal year are classified as other long-term liabilities in the accompanying consolidated balance sheets. At August 30, 2008 and August 25, 2007 $518 and $542, respectively, was included in accrued expenses and $464 and $613, respectively, was included in other long-term liabilities.

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Seasonality

     The seasonal nature of the Company’s various businesses tends to be tempered by its broad product mix. Class ring sales are highest during October through December and early spring, with many orders made for delivery to students before the winter holiday season. Graduation product sales are predominantly made during February through April prior to the April through June graduation season. Yearbook sales are highest during the months of April through June, as yearbooks are typically shipped prior to each school’s summer break. The Company’s recognition and affinity product line sales are also seasonal, with highest sales during the winter holiday season and in the period leading up to Mother’s Day.

     As a result of the foregoing, the Company has historically experienced operating losses during its first and fourth fiscal quarters, which includes the beginning of the school year and the summer months when school is not in session, thus reducing related shipment of products. In addition, the Company’s working capital requirements tend to exceed its operating cash flows from May through September.

Concentration of Credit Risk

     Credit is extended to certain industries, such as retail, which may be affected by changes in economic or other external conditions. The Company’s policy is to manage its exposure to credit risk through credit approvals and limits.

Shipping and Handling Fees

     In accordance with Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company recognizes as revenue amounts billed to customers related to shipping and handling, with the related expense recorded as a component of cost of sales.

Supplier Concentration

     The Company purchases substantially all precious, semi-precious and synthetic stones from a single supplier located in Germany. The Company purchases a majority of its gold from a single supplier.

Advertising

      The Company expenses advertising costs as incurred; however in accordance with AICPA Statement of Position 93-7 “Reporting on Advertising Costs” the Company defers certain advertising costs until the first time the advertising takes place. These deferred advertising costs are included in prepaid expenses and other current assets.

     Selling, general and administrative expenses included in income (loss) from continuing operations include advertising expenses of $5,088, $5,247 and $6,159 for the years ended August 30, 2008, August 25, 2007 and August 26, 2006, respectively.

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

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.

Deferred financing costs in the amount of $16,028, $8,377, and $6,115 have been reclassified from other intangible assets, net to other assets, net as of August 25, 2007 for Parent Holdings, Intermediate Holdings, and AAC, respectively.

Reserves on independent sales representative advances as of August 25, 2007 and August 26, 2006 were adjusted to exclude $523 and $952, respectively, of certain sales representative liabilities.  Such liabilities are included in accrued expenses.

Recent Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 were effective for the Company beginning with its fiscal year 2008. As a result of the adoption of FIN 48 and as of August 30, 2008, no material adjustments to the Company’s financial position and results of operations were required.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for the Company beginning with its fiscal year 2009. The Company is currently evaluating the impact this standard will have on its financial position and results of operations.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  The Company adopted the recognition and disclosure provisions of SFAS 158 in fiscal year 2007 and as a result recorded an after-tax adjustment to other comprehensive income of $3.2 million to reflect previously unrecognized net actuarial gains.  The measurement date provisions of SFAS 158 will be effective for the Company beginning with its fiscal year 2009. The Company has not yet evaluated the impact that the measurement date provisions of this standard will have on its financial position and results of operations.

  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (“SFAS 159”).  SFAS 159 permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning with its fiscal year 2009.  The standard is not expected to have a material impact on the Company’s financial position and results of operations.

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

2. Stock Purchase Agreement

Pursuant to a Stock Purchase Agreement dated May 15, 2008 among Herff Jones Inc. (the “Buyer”), Parent Holdings and the holders of all of Parent Holdings’ equity securities (the “Equity Holders”), the Equity Holders have agreed to sell all of the equity in Parent Holdings to the Buyer (the “Transaction”).  The Transaction is subject to regulatory approvals and customary closing conditions.

In connection with and subsequent to the Transaction, the Company entered into supplemental indentures incorporating proposed amendments to the indentures governing the senior PIK notes, the 10.25% senior discount notes and the 8.25% senior subordinated notes (see Note 10).

During fiscal 2008, Parent Holdings recorded costs related to the Transaction of $7.7 million in selling, general and administrative expenses, of which $5.1 million is included in accrued expenses at Parent Holdings at August 30, 2008.

3. Discontinued Operations

On October 26, 2007, the Company announced a planned shutdown of the achievement publications segment. Operations of this segment have ceased and have been eliminated from the ongoing operations of the Company.  All activities in connection with the shutdown have been completed and the Company does not have any significant continuing involvement in this segment.

The results of operations of the achievement publications business are reported as discontinued operations in the consolidated statements of operations for all periods presented.  Prior to the shutdown, the achievement publications business was included as the Company’s achievement publications reporting segment.  Certain shared costs that were previously allocated to the achievement publications segment of $673 and $499 in fiscal 2007 and 2006, respectively, were reallocated to the remaining continuing segments since such costs will continue to be incurred. Net sales and loss from discontinued operations for the years ended August 30, 2008, August 25, 2007 and August 26, 2006 are as follows:

	For the year ended
	August 30, 2008	August 25, 2007	August 26, 2006
Discontinued Operations:
Net sales	$1,752	$5,148	$20,974

Operating income (loss)	$(7,235)	$(28,406)	$2,085
Provision (benefit) for income taxes	(9,123)	(11,108)	815
Income (loss) from discontinued operations	$1,888	$(17,298)	$1,270

The Company recognized charges of $5.5 million during the first quarter of 2008, primarily related to the write-off of the remaining carrying value of tangible and intangible assets upon shutdown of the achievement publications segment.  These charges are included in the loss from discontinued operations in the consolidated statements of operations and in other charges in the consolidated statements of cash flows.

Also included in loss from discontinued operations for the year ended August 30, 2008 are $0.7 million of costs incurred for contract termination and employee termination costs related to the shutdown.  The accruals related to these costs are summarized in the following table:

	Contract Termination Costs	Employee Termination Costs	Total
Balance, August 25, 2007	$-	$-	$-
Accrued costs	491	246	737
Payments made	(491)	(240)	(731)
Balance, August 30, 2008	$-	$6	$6

  The income tax benefit of $9.1 million attributable to discontinued operations for fiscal 2008 includes a deferred tax benefit of approximately $8.7 million.  The tax benefit from discontinued operations in fiscal 2008 was impacted by a portion of the tax loss related to the shutdown of the achievement publications segment creating a permanent benefit for tax purposes.

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

4. Business Acquisitions

     Effective April 1, 2007, Commemorative Brands, Inc. (“CBI”), a wholly-owned subsidiary of AAC, acquired all of the outstanding stock of BFJ Holdings, Inc. and its wholly owned subsidiary, Powers Embroidery Inc. (“Powers”). Powers is a producer of quality letter jackets, chenille patches and other school spirit embroidery merchandise, located in Waco, Texas. The purchase price in connection with this acquisition was approximately $6.2 million, including transaction costs, with up to $1.5 million additional to be paid upon achieving certain financial goals through August 2010. The Powers acquisition was accounted for using the purchase method of accounting. Pro forma results of operations have not been presented since the effect of the Powers acquisition on AAC’s financial position and results of operations is not material.

AAC has allocated the purchase price of Powers as follows:

Working Capital	$903
Property, plant and equipment	1,220
Goodwill	2,912
Intangible assets	2,454
Deferred income taxes	(1,333)
Total purchase price	$6,156

5. Inventories

  A summary of inventories is as follows:
	August 30, 2008	August 25, 2007
Raw materials	$15,840	$19,357
Work in process	5,431	4,853
Finished goods	6,540	7,941
Less—Reserves	(400)	(993)
	$27,411	$31,158

  The Company’s cost of sales includes depreciation of $10,783, $10,299 and $9,424 for the years ended August 30, 2008, August 25, 2007 and August 26, 2006, respectively.

  The Company expensed gold consignment fees of $49, $49 and $291 for the years ended August 30, 2008, August 25, 2007 and August 26, 2006, respectively (see Note 12).

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

6. Prepaid Expenses and Other Current Assets, Net

     Prepaid expenses and other current assets, net consist of the following:

	August 30, 2008	August 25, 2007

Sales representative advances	$10,683	$7,793
Less—reserve on sales representative advances	(1,918)	(970)
Deferred publication and ring costs	313	1,438
Prepaid advertising and promotional materials	2,009	2,016
Prepaid management fees — related party	244	250
Prepaid commissions	1,736	2,793
Other	3,995	4,997
Total prepaid expenses and other current assets, Parent Holdings	$17,062	$18,317

Affiliate receivable:
Intermediate Holdings - due from Parent Holdings	2,333	-
AAC - due from Parent Holdings	1,777	-

Total prepaid expenses and other current assets:
Intermediate Holdings	$19,395	$18,317
AAC	$18,839	$18,317

 The affiliate receivable represents amounts receivable from Parent Holdings related to payments funded by Intermediate Holdings and AAC for costs related to the Transaction.

7. Property, Plant and Equipment, Net

     Property, plant and equipment, net consist of the following:

	August 30, 2008	August 25, 2007

Land	$6,897	$6,897
Buildings and improvements	10,020	9,260
Tools and dies	26,771	25,174
Machinery and equipment	78,856	69,167
Construction in progress	4,468	5,627
Total	127,012	116,125
Less-accumulated depreciation	(58,535)	(45,472)
Property, plant, and equipment, net	$68,477	$70,653

     The Company’s depreciation expense recorded in the accompanying consolidated statements of operations was $14,034, $13,810 and $13,230 for the years ended August 30, 2008, August 25, 2007 and August 26, 2006, respectively.

     At August 25, 2007, the Company had a capital lease commitment of $174, which was paid in fiscal 2008.  Capital lease liabilities included in accrued expenses are $174 as of August 25, 2007. Gross capital lease assets included in property, plant and equipment are $5,022 with accumulated depreciation of $2,053 as of August 25, 2007.  There were no assets under capital leases as of August 30, 2008.

During fiscal 2007, the Company recorded an impairment charge of $1.2 million for its achievement publications segment in accordance with SFAS 144 (see Note 8).  During fiscal 2008, upon shutdown of this segment, the Company wrote off property, plant and equipment of $1,252 and associated accumulated depreciation of $373.  These charges are included in discontinued operations in the accompanying consolidated statements of operations and in other charges in the consolidated statements of cash flows.

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

8. Goodwill and Other Intangible Assets

Goodwill

     The changes in the net carrying amount of goodwill were as follows:

	Class		Graduation	Achievement
	Rings	Yearbooks	Products	Publications	Other	Total

Balance at August 26, 2006	$71,792	$65,241	$23,781	$11,693	$12,058	$184,565
Goodwill from Powers acquisition	-	-	-	-	2,912	2,912
Impairment write-down	(4,700)	-	-	(9,500)	-	(14,200)
Balance at August 25, 2007	$67,092	$65,241	$23,781	$2,193	$14,970	$173,277
Write-off related to shutdown of segment		-	-	(2,193)	-	(2,193)
Powers purchase price adjustment		-	-	-	(11)	(11)

Balance at August 30, 2008	$67,092	$65,241	$23,781	$-	$14,959	$171,073

Other Intangible Assets

     Other intangible assets consisted of the following:

	August 30, 2008
	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
Trademarks	Indefinite	$36,826	$-	$36,826
Patents	14 to 17 years	7,317	(1,960)	5,357
Customer lists and distribution contracts	3 to 12 years	97,740	(42,923)	54,817
Total		$141,883	$(44,883)	$97,000

	August 25, 2007
	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
Trademarks	Indefinite	$37,433	$-	$37,433
Patents	14 to 17 years	7,317	(1,516)	5,801
Customer lists and distribution contracts	3 to 12 years	102,968	(38,347)	64,621
Total		$147,718	$(39,863)	$107,855

During the fourth quarter of fiscal 2007, the Company began evaluating strategic options for the achievement publications segment due to a financial downturn in this segment.  At August 25, 2007, it was management’s expectation that the achievement publications segment would be sold or otherwise disposed of significantly before the end of its previously estimated useful life.  As this was an indicator that the carrying amount of the related assets may not be recoverable, it was considered a triggering event requiring that the assets of the achievement publications segment be tested for recoverability in accordance with SFAS 144 and SFAS 142.  The impairment analysis indicated that an impairment in goodwill, trademarks, and tangible assets existed as of August 25, 2007.  The Company recorded a charge of $22.8 million, of which $12.1 million reduced the carrying value of trademarks, $9.5 million reduced the carrying value of goodwill, and $1.2 million reduced the carrying value of fixed assets in the achievement publications segment. In fiscal 2008, upon the decision to shutdown this segment in October 2007, the Company wrote off trademarks of $260, customer lists, which were fully amortized, with a gross asset value of $5,828 related to the discontinued segment. These charges are included in discontinued operations in the accompanying consolidated statements of operations and in other charges in the consolidated statements of cash flows.

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Under the provisions of SFAS 142, the Company tests goodwill and indefinite-lived intangibles for impairment on an annual basis or more frequently if impairment indicators occur. The annual impairment review performed in fiscal 2008 did not reveal any impairment.  As a result of the annual impairment review performed in the fourth quarter of fiscal 2007, the Company recorded an impairment of $4.9 million related to goodwill and trademarks in its retail class rings business that is included in the class rings business segment and $0.4 million related to trademarks in its personalized fashion jewelry business that is included in the other business segment to adjust the carrying value to the current net realizable value. These charges are included in other charges in the accompanying consolidated statements of operations and consolidated statements of cash flows.  The goodwill impairment in the retail class rings was primarily due to lower revenue forecasts reflecting the softness in the retail jewelry market serving class rings and the continued consolidation in the independent jeweler segment. The annual impairment review performed in the other businesses did not reveal any impairment.

Total amortization on other intangible assets was $11,195, $11,190 and $11,865 for the years ended August 30, 2008, August 25, 2007 and August 26, 2006, respectively, which is recorded as selling, general and administrative expense. Estimated annual amortization expense is $10,249, $10,249, $10,249, $9,816, and $9,220, respectively, for fiscal years 2009 through 2013.

9. Accrued Expenses

    Accrued expenses consists of the following

	August 30, 2008	August 25, 2007
Parent Holdings
Commissions and royalties	$7,145	$9,345
Compensation and related costs	3,845	4,674
Accumulated pension and postretirement benefit cost	271	270
Accrued sales and property taxes	1,824	1,962
Accrued workman’s compensation and medical claims	858	881
Capital lease obligations, short term	-	173
Costs related to the Transaction	5,149	-
Other	2,926	3,056
	$22,018	$20,361

	August 30, 2008	August 25, 2007
Intermediate Holdings
Commissions and royalties	$7,145	$9,345
Compensation and related costs	3,845	4,674
Accumulated pension and postretirement benefit cost	271	270
Accrued sales and property taxes	1,824	1,962
Accrued workman’s compensation and medical claims	858	881
Capital lease obligations, short term	-	173
Other	2,920	2,994
	$16,863	$20,299

	August 30, 2008	August 25, 2007
AAC
Commissions and royalties	$7,145	$9,345
Compensation and related costs	3,845	4,674
Accumulated pension and postretirement benefit cost	271	270
Accrued sales and property taxes	1,824	1,962
Accrued workman’s compensation and medical claims	858	881
Capital lease obligations, short term	-	173
Other	2,909	2,979
	$16,852	$20,284

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

10. Long-term Debt

     Long-term debt consists of the following:

	August 30, 2008	August 25, 2007
Parent Holdings
Senior PIK Notes due October 1, 2012 (including $53,137 and $25,844 PIK interest, respectively)	$203,137	$175,844
10.25% Senior discount notes due October 1, 2012 (net of unamortized discount of $1,079 and $13,646, respectively)	130,421	117,854
8.25% Senior subordinated notes due April 1, 2012	150,000	150,000
Senior secured credit facility:
Revolving credit facility due 2010	-	7,805
Term loan due 2011	75,485	87,077
Total	559,043	538,580
Less current portion of long-term debt	(2,908)	(900)
Total long-term debt	$556,135	$537,680

	August 30, 2008	August 25, 2007
Intermediate Holdings
10.25% Senior discount notes due October 1, 2012 (net of unamortized discount of $1,079 and $13,646, respectively)	$130,421	$117,854
8.25% Senior subordinated notes due April 1, 2012	150,000	150,000
Senior secured credit facility:
Revolving credit facility due 2010	-	7,805
Term loan due 2011	75,485	87,077
Total	355,906	362,736
Less current portion of long-term debt	(2,908)	(900)
Total long-term debt	$352,998	$361,836

	August 30, 2008	August 25, 2007
AAC
8.25% Senior subordinated notes due April 1, 2012	$150,000	$150,000
Senior secured credit facility:
Revolving credit facility due 2010	-	7,805
Term loan due 2011	75,485	87,077
Total	225,485	244,882
Less current portion of long-term debt	(2,908)	(900)
Total long-term debt	$222,577	$243,982

Senior PIK Notes

 On June 12, 2006, Parent Holdings issued $150 million of Senior PIK Notes. The net proceeds of this offering were used to pay a $140,536 dividend to stockholders. Because EBITDA (earnings before interest, taxes, depreciation, and amortization), as defined in the corresponding agreement,  fell below certain target levels for the four quarters ended February 24, 2007, the rate at which interest accrues on the senior PIK notes was increased by 2.00% per annum to 14.75%, commencing on and including February 24, 2007. Because our consolidated group leverage ratio, as defined in the corresponding agreement,  was greater than 5.0 to 1.0 on August 30, 2008, the rate at which interest accrues on the senior PIK notes was increased an additional 2.00% per annum, to a rate of 16.75%, commencing on, and including August 30, 2008. Through April 1, 2011, interest on the Senior PIK Notes will be payable in the form of additional notes semi-annually in arrears on April 1 and October 1. On October 1, 2011, and thereafter, interest will be payable in cash semi-annually in arrears on April 1 and October 1.

     The Senior PIK Notes mature on October 1, 2012. At maturity, Parent Holdings is required to repay the Senior PIK Notes at a repayment price of 103.188% of the aggregate principal amount thereof, plus accrued and unpaid interest and special interest, if any, to the maturity date.

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

     At any time on or after October 1, 2008, Parent Holdings may redeem the Senior PIK Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium of 9.563%, declining ratably to 3.188%, plus accrued, unpaid and special interest. At any time prior to October 1, 2008, Parent Holdings may also redeem 100% (but not less than 100%) of the then outstanding notes. The Senior PIK Notes are required to be redeemed with the net cash proceeds of certain equity offerings at a redemption price equal to the lesser of 109.563% or the then applicable redemption price of the aggregate principal amount, plus accrued, unpaid and special interest.

     If a change in control as defined in the indenture relating to the Senior PIK Notes occurs, Parent Holdings must give the holders of the Senior PIK Notes the opportunity to sell their Senior PIK Notes to Parent Holdings at 101% of the aggregate principal amount outstanding of the Senior PIK Notes, plus accrued interest.

In connection with the Transaction, Parent Holdings has entered into supplemental indentures incorporating the following amendments to the indenture governing the Senior PIK Notes: (i) an amendment requiring Parent Holdings, upon consummation of the Transaction, to redeem at a price of 101% the Senior PIK Notes held by any holder that timely consents to the proposed amendments and (ii) an amendment, effective promptly following the completion of the consent solicitation, to remove substantially all of the restrictive and reporting covenants under the indenture for the Senior PIK Notes.  The covenant removal would remain effective for non-consenting notes even if the Transaction has not closed.  Requisite consents have been obtained to approve such amendments.

     The terms of the Senior PIK Notes limit Parent Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. As of August 30, 2008, Parent Holdings was in compliance with all such provisions.

10.25% Senior Discount Notes

     On November 16, 2004, Intermediate Holdings issued the 10.25% Notes. The net proceeds of this offering were used as a distribution to stockholders through the repurchase of shares of Intermediate Holdings’ common stock from its stockholders. Interest accrues on the 10.25% Notes in the form of an increase in the accreted value of the notes prior to October 1, 2008. Thereafter, cash interest on the 10.25% Notes will accrue and be payable semiannually in arrears on April 1 and October 1 of each year, commencing April 1, 2009 at a rate of 10.25% per annum.

     At any time on or after October 1, 2008, Intermediate Holdings may redeem the 10.25% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium of 5.125%, declining ratably to par, plus accrued and unpaid interest.

      If a change in control as defined in the indenture relating to the 10.25% Notes occurs prior to October 1, 2008, Intermediate Holdings must give the holders of the 10.25% Notes the opportunity to sell their 10.25% Notes to Intermediate Holdings at 101% of the accreted value of the 10.25% Notes, plus accrued interest. If a change in control as defined in the indenture relating to the 10.25% Notes occurs following October 1, 2008, Intermediate Holdings must give the holders of the 10.25% Notes the opportunity to sell their 10.25% Notes to Intermediate Holdings at 101% of the aggregate principal amount at maturity of the 10.25% Notes, plus accrued interest.

On July 9, 2008, after receiving requisite consents, Intermediate Holdings entered into a supplemental indenture incorporating proposed amendments to the indentures governing the 10.25% Notes.  The applicable amendments consist of (1) a requirement that upon consummation of the Transaction, Intermediate Holdings shall redeem all of its outstanding notes which have delivered a valid consent to the applicable amendments at a redemption price in cash equal to 102.8125% of the aggregate principal amount of the 10.25% Notes, plus accrued and unpaid interest, and (2) the removal of substantially all of the restrictive and reporting covenants under the applicable indenture, as well as certain events of default and related provisions, including without limitation, the covenant that would otherwise require the applicable company to make an offer to purchase the applicable notes upon consummation of the Transaction as currently provided in the applicable indenture. The amendments will only be effective upon the consummation of the Transaction.

     The terms of the 10.25% Notes limit Intermediate Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions to the indenture governing the 8.25% Notes and the Senior Credit Facility (as defined below). As of August 30, 2008, Intermediate Holdings was in compliance with all such provisions.

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

8.25% Senior Subordinated Notes

     On March 25, 2004, AAC issued $150 million of the 8.25% Notes. The 8.25% Notes bear interest at a stated rate of 8.25%. The 8.25% Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all of AAC’s existing and future senior indebtedness, including obligations under the Company’s Senior Credit Facility (as defined below), pari passu in right of payment with any of the Company’s future senior subordinated indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. The 8.25% Notes are guaranteed by the Company’s existing domestic subsidiaries (non guarantor subsidiaries are minor), and will be guaranteed by certain of the Company’s future domestic subsidiaries. The guarantees are subordinated in right of payment to all existing and future senior indebtedness of the applicable guarantor, pari passu in right of payment with any future senior subordinated debt of such guarantor and senior in right of payment to any future subordinated indebtedness of such guarantor.

     The Company may not redeem the 8.25% Notes until on or after April 1, 2008.  If a change in control as defined in the indenture relating to the 8.25% Notes occurs, the Company must give the holders of the 8.25% Notes the opportunity to sell their 8.25% Notes to the Company at 101 percent of the principal amount of the 8.25% Notes, plus accrued interest.

On July 9, 2008, after receiving requisite consents, AAC entered into a supplemental indenture incorporating proposed amendments to the indentures governing the 8.25% Notes.  The applicable amendments consist of (1) a requirement that upon consummation of the Transaction, AAC shall redeem all of its outstanding notes which have delivered a valid consent to the applicable amendments at a redemption price in cash equal to 102.3125% of the aggregate principal amount of the 8.25% Notes, plus accrued and unpaid interest, and (2) the removal of substantially all of the restrictive and reporting covenants under the applicable indenture, as well as certain events of default and related provisions, including without limitation, the covenant that would otherwise require the applicable company to make an offer to purchase the applicable notes upon consummation of the Transaction as currently provided in the applicable indenture. The amendments will only be effective upon the consummation of the Transaction.

     The 8.25% Notes contain customary negative covenants and restrictions on actions by the Company and its subsidiaries including, without limitation, restrictions on additional indebtedness, investments, asset dispositions outside the ordinary course of business, liens and transactions with affiliates, among other restrictions (as defined in the indenture governing the 8.25% Notes). In addition, the 8.25% Notes contain covenants, which restrict the declaration or payment of dividends by the Company and/or its subsidiaries (as defined in the indenture governing the 8.25% Notes). The Company was in compliance with the 8.25% Notes covenants as of August 30, 2008.

Senior Secured Credit Facility

     On March 25, 2004, AAC entered into a $195.0 million senior credit facility (the “Senior Credit Facility”) which includes a $155.0 million term loan and up to $40.0 million available under a revolving credit facility. The Senior Credit Facility is secured by a first priority security interest in all existing and after-acquired assets of AAC, and f AAC’s direct and indirect domestic subsidiaries’ existing and after-acquired assets, including, without limitation, real property and all of the capital stock owned by AAC Holding Corp. and AAC’s direct and indirect domestic subsidiaries (including certain capital stock of their direct foreign subsidiaries only to the extent permitted by applicable law). As of August 30, 2008, assets of AAC subject to lien under the Senior Credit Facility were approximately $284.0 million. All of AAC’s obligations under the Senior Credit Facility are fully and unconditionally guaranteed by AAC Holding Corp. and AAC’s direct and indirect domestic subsidiaries.

     The term loan of the Amended Senior Credit Facility is due in March 2011. Quarterly payments of $197 are made through 2011. The term loan of the Amended Senior Credit Facility has an interest rate based on the prime rate, plus points based on a calculated leverage ratio. The weighted average interest rate on the term loan of the Amended Senior Credit Facility was approximately 5.1% and 7.7% at August 30, 2008 and August 25, 2007, respectively.

     During the year ended August 30, 2008, the Company paid down $11.6 million of the term loan of the Amended Senior Credit Facility, of which $1.1 million were mandatory payments. In the event that there is Consolidated Excess Cash Flow, as defined in the credit agreement governing the Amended Senior Credit Facility, the Company will be required to make an additional prepayment based on the Company’s Consolidated Excess Cash Flow and Leverage Ratio. Based on the Consolidated Excess Cash Flow calculated as of August 30, 2008, the Company will repay approximately $2.1 million on or before December 13, 2008.

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

     The revolving credit facility matures in March 2010. Availability under the revolving credit facility is restricted to a total revolving commitment of $40 million as defined in the credit agreement governing the Amended Senior Credit Facility. Availability under the revolving credit facility as of August 30, 2008 was approximately $37.9 million with $2.1 million in letters of credit outstanding.

     Advances under the revolving credit facility may be made as base rate loans or LIBOR loans at AAC’s election (except for the initial loans which were base rate loans). Interest rates payable upon advances are based upon the base rate, which is derived from the Prime Rate or Federal Funds Effective Rate as defined in the credit agreement, or LIBOR depending on the type of loan AAC chooses, plus an applicable margin based upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (net income (loss) before interest expense, income taxes, depreciation and amortization) to be calculated in accordance with the terms specified in the credit agreement governing the Amended Senior Credit Facility.

     The Amended Senior Credit Facility contains restrictions on the ability of AAC to pay dividends and make certain other payments to Parent Holdings and subsidiaries. Pursuant to each arrangement, AAC may, subject to certain limitations, pay dividends or make such payments in connection with (i) repurchases of certain capital stock of Parent Holdings and (ii) the payment by Parent Holdings of taxes, costs and other expenses required to maintain its legal existence and legal, accounting and other overhead costs in the ordinary course of business.

     AAC was in compliance with the Amended Senior Credit Facility’s covenants as of August 30, 2008.

  Long-term debt outstanding as of August 30, 2008 matures as follows:

	Parent	Intermediate
	Holdings	Holdings	AAC
	Amount	Amount	Amount
Fiscal year ending	Maturing	Maturing	Maturing
2009	$2,908	$2,908	$2,908
2010	788	788	788
2011	71,789	71,789	71,789
2012	150,000	150,000	150,000
2013	333,558	130,421	-
Thereafter	-	-	-
Total	$559,043	$355,906	$225,485

     Parent Holdings’ weighted average interest rate on debt outstanding as of August 30, 2008 and August 25, 2007 was 11.4% and 10.8%, respectively.
 Intermediate Holdings’ weighted average interest rate on debt outstanding as of August 30, 2008 and August 25, 2007 was 8.3% and 8.8%, respectively.
 AAC’s weighted average interest rate on debt outstanding as of August 30, 2008 and August 25, 2007 was 7.2% and 8.1%, respectively.

The following table presents the amount of interest income included in interest expense, net, for fiscal years 2008, 2007 and 2006:

	For the year ended
	August 30, 2008	August 25, 2007	August 26, 2006
Parent Holdings	$571	$563	$527
Intermediate Holdings	562	547	527
AAC	543	523	468

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

11. Mandatory Redeemable Preferred Stock

     On January 18, 2006, Intermediate Holdings entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with an investor pursuant to which Intermediate Holdings sold shares of its Series A Mandatory Redeemable Preferred Stock (the “Series A Preferred Stock”). In connection with the Purchase Agreement, the investor was granted (i) registration rights on the capital stock of Intermediate Holdings held by the investor in the event of an initial public offering by Intermediate Holdings, (ii) preemptive rights to purchase additional capital stock of Intermediate Holdings in order to maintain its percentage ownership in Intermediate Holdings upon the sales of additional capital stock and (iii) the right to have an observer seat on the Board of Directors of Intermediate Holdings. Intermediate Holdings issued the investor 7,500 shares of the Series A Preferred Stock for an aggregate purchase price of $7.5 million, which the investor paid to Intermediate Holdings in cash. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate of 14% per year, when, as and if declared by the Board of Directors of Intermediate Holdings. All undeclared dividends and declared but unpaid dividends shall accrue from the date the stock was issued. Accumulated undeclared dividends for fiscal year 2008, 2007 and 2006 totaled $3,253, $1,874 and $672, respectively, and are included in other long-term liabilities in the financial statements. The Series A Preferred Stock may be redeemed by Intermediate Holdings on or after January 18, 2007 at a price equal to 104% of the Liquidation Preference (as defined in the Amended and Restated Certificate of Incorporation of Intermediate Holdings (the “Certificate of Incorporation”). Such percentage is reduced annually until the purchase price upon redemption to Intermediate Holdings is equal to 100% of the Liquidation Preference. In addition, the Series A Preferred Stock is subject to mandatory redemption on January 18, 2013 or, at the election of the investor, in the event of a Change in Control or a Public Equity Offering (each as defined in the Certificate of Incorporation).  As a result of the mandatory redemption requirements, the Series A Preferred Stock is classified as part of liabilities rather than equity.

     The holders of Series A Preferred Stock agreed in May 2006 to exchange their shares of Series A Preferred Stock for new shares of Series A Redeemable Preferred Stock of Parent Holdings, the parent company of Intermediate Holdings. These new shares have the same rights, preferences and privileges as the Series A Preferred Stock of Intermediate Holdings.

12. Commitments and Contingencies

Leases

     Certain Company facilities and equipment are leased under agreements expiring at various dates through 2018. The Company’s commitments under the noncancellable portion of all operating leases for each of the five years ending after August 30, 2008 and thereafter are approximately as follows:

Operating
Fiscal Year Ending	Expense
2009	$1,539
2010	1,116
2011	555
2012	337
2013	268
Thereafter	1,320
$5,135

     Some of the Company’s rental property leases contain options to renew the leased space for periods up to an additional five years.

     Lease and rental expense included in income (loss) from continuing operations in the accompanying consolidated statements of operations was $2,270, $2,287 and $2,553 for the years ended August 30, 2008, August 25, 2007 and August 26, 2006, respectively. Capital lease assets as of August 25, 2007 are carried on the balance sheet under machinery and equipment, net and their corresponding liabilities are carried under accrued expenses (short-term portion) and other long-term liabilities (long-term portion). There are no assets under capital leases as of August 30, 2008. Capital lease liabilities were $0 and $174 as of August 30, 2008 and August 25, 2007, respectively.

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Pending Litigation

     The Company is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on these ordinary legal proceedings, individually or in the aggregate, would not have a materially adverse impact on the Company’s results of operations, financial condition or cash flows.

Gold Consignment Agreement

Under the Company’s gold consignment financing arrangement, the Company has the ability to have on consignment: the lowest of the dollar value of 27,000 troy ounces of gold, $14.2 million or a borrowing base, determined based upon a percentage of gold located at the Company’s facilities and other approved locations, as specified by the agreement.  Under the terms of the consignment arrangement, the Company does not own the consigned gold nor does it have risk of loss related to price variation on such inventory until the Company pays the supplier for quantities purchased.  Accordingly, the Company does not include the value of consigned gold in its inventory or the corresponding liability for financial statement purposes.  As of August 30, 2008 and August 25, 2007, the Company did not hold any gold on consignment.  The gold consignment agreement does not have a stated period, and it can be terminated by either party upon 60 days written notice.

Plant Closure

     In April 2006, AAC announced the closure of its yearbook facility in San Angelo, Texas. The Company decided to relocate the operations from this facility to its Dallas, Texas facility, in order to take advantage of the Dallas facility’s enhanced technology and service delivery. The closure and relocation was completed by the end of August 2006. In 2006, AAC recorded $757 in one time termination benefits to employees and closure costs and $82 in impairment of assets. These costs were recorded in cost of sales and related solely to the Company’s yearbook segment. As of August 25, 2007, the Company had paid out all costs originally recorded related to this closure.

     During the fourth quarter of fiscal 2007, management revised its estimated future cash flows for the San Angelo, Texas operating lease, which is no longer in use by the Company.  The revision was based on a change in timing and amount of the estimated sublease rentals that can reasonably be obtained in the current market.  The cumulative effect of these changes resulted in additional expense of $961 in fiscal 2007, which was recorded in cost of sales. A similar analysis performed in 2008 resulted in a reduction of expenses of $222 in the third quarter and was recorded in cost of sales.   The consolidated balance sheets as of August 30, 2008 and August 25, 2007 reflect a current liability of $578 and $593 and a long-term liability of $161 and $368, respectively, included in accrued liabilities and other long-term liabilities, respectively.

13. Employee Compensation and Benefits

Postretirement Pension and Medical Benefits

     CBI provides certain healthcare and life insurance benefits for former employees of L.G. Balfour Company, Inc. (“CBI Plan”). Certain hourly employees of Taylor are covered by a defined benefit pension plan (“TPC Plan”) established by Taylor. The benefits under the CBI Plan and TPC Plan are based primarily on the employees’ years of service and compensation near retirement. The CBI Plan was frozen to new entrants effective January 1991. Effective September 2003, the TPC Plan is open for enrollment only for certain hourly employees of Taylor. The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.

     In September 2006, the FASB issued SFAS 158, which requires an employer to recognize the funded status of defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.  The Company adopted the recognition and disclosure provisions of SFAS 158 in our fiscal year 2007.  The measurement date provisions of SFAS 158 will be effective for the Company beginning with its fiscal year 2009.

    For fiscal 2008, the measurement date for the CBI Plan was August 30, 2008, and the measurement date for the TPC Plan was June 30, 2008.  The Company will use a measurement date as of the end of its fiscal year for both plans in fiscal 2009.

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

     The following table sets forth the funded status of each plan:

	August 30, 2008		August 25, 2007
	Taylor pension	CBI post-retirement	Taylor pension	CBI post-retirement
Change in benefit obligation:
Obligation beginning of the year	$14,651	$2,288	$13,871	$2,392
Service cost	87	-	81	-
Interest cost	914	108	899	108
Actuarial loss (gain)	(1,890)	(7)	496	51
Benefit payments	(675)	(240)	(696)	(263)
Amendment	-	-	-	-
Obligation, end of year	$13,087	$2,149	$14,651	$2,288
Change in fair value of plan assets:
Fair value of plan assets, beginning of year	$14,498	$-	$12,089	$-
Actual return of plan assets	(988)	-	2,136	-
Employer contributions	734	240	969	263
Benefit payments	(675)	(240)	(696)	(263)
Fair value of plan assets, end of year	$13,569	$-	$14,498	$-
Funded status:
Funded status at measurement date	$482	$(2,149)	$(153)	$(2,288)
Contributions from measurement date to period end	-	-	211	-
Total asset (liability)	$482	$(2,149)	$58	$(2,288)

     The net periodic postretirement benefit cost includes the following components:

	Fiscal Year Ended
	August 30, 2008		August 25, 2007		August 26, 2006
	Taylor	CBI	Taylor	CBI	Taylor	CBI
	pension	post-retirement	pension	post-retirement	pension	post-retirement
Service costs, benefits attributed to service during the period	$87	$-	$81	$-	$98	$-
Interest cost	914	108	899	108	844	139
Expected return on assets	(1,168)	-	(987)	-	(892)	-
Amortization of unrecognized net loss (gain)	(36)	(310)	-	(352)	-	(316)
Amortization of unrecognized net prior service costs	-	(149)	-	(149)	-	(62)
	$(203)	$(351)	$(7)	$(393)	$50	$(239)

     Following is information for the CBI Plan, which has an accumulated benefit obligation in excess of plan assets:

	August 30, 2008	August 25, 2007
Projected benefit obligation	$2,149	$2,288
Accumulated benefit obligation	2,149	2,288
Fair value of plan assets	-	-

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

        Amounts recognized in accumulated other comprehensive income consist of:

	August 30, 2008		August 25, 2007
	Taylor pension	CBI post-retirement	Taylor pension	CBI post-retirement
Net actuarial loss (gain)	$(1,727)	$(1,956)	$(2,028)	$(2,259)
Prior service cost	-	(707)	-	(856)
	$(1,727)	$(2,663)	$(2,028)	$(3,115)

The estimated net gain for the TPC Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $25.  The estimated net gain and estimated prior service credit for the CBI Plan that will be amortized from accumulated other income into net periodic postretirement benefit cost over the next fiscal year are $302 and $149, respectively.

The significant assumptions used in the measurement of the benefit obligation were as follows:

	August 30, 2008	August 25, 2007
CBI Plan:
Weighted average discount rate	4.50%	5.00%
Healthcare trend rate
Current year trend rate	9.00%	9.00%
Ultimate year trend rate	5.00%	5.00%
Year of ultimate trend rate	2012	2011

TPC Plan:
Weighted average discount rate	6.90%	6.40%
Long-term rate of return on assets	8.00%	8.00%
Annual salary increases	3.25%	3.25%

     As the CBI Plan is unfunded, no assumption is needed as to the long-term rate of return on assets.

     The healthcare cost trend rate assumption has a significant effect on the amounts reported.  An increase of one percentage point would increase the accumulated postretirement benefit obligation by $111 or 5 percent and would increase the aggregate of the service and benefit cost components of the net periodic postretirement benefit cost by $6 or 6 percent for fiscal year 2008. A decrease of one percentage point would decrease the accumulated postretirement benefit obligation by $100 or 5 percent and would decrease the aggregate of the service and benefit cost components of the net periodic postretirement benefit cost by $6 or 6 percent for fiscal year 2008.

   The weighted-average asset allocations for TPC Plan as of the measurement date of 2008 and 2007, by asset category, are as follows:

Asset Category	2008	2007	Target
Equity securities	71.0%	76.0%	30% - 70%
Debt securities	21.0%	18.0%	10% - 50%
Other	8.0%	6.0%	1% - 20%
	100.0%	100.0%

     The expected long-term rate of return of the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class. Long-term historical relationships between equity and debt securities are considered, along with the general investment principles for assets of higher volatility generating higher returns over the long-term, and consideration of current market factors such as inflation and interest rates. Equity securities are expected to return 8% to 10% over the long-term, while debt securities are expected to return between 3% and 6%.

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

     Projections of future cash flows for the CBI Plan are as follows for each of the fiscal years ending:

2009	$271
2010	261
2011	248
2012	234
2013	217
2014-2018	826

     Projected contributions include $80 to the TPC Plan in 2009. The actual amount of contributions is dependent upon the actual return on plan assets. Future benefit payments for the TPC Plan, which reflect expected future service, as appropriate, are expected to be paid as follows for each of the fiscal years ending:

2009	$762
2010	793
2011	808
2012	828
2013	846
2014-2018	4,487

The policy, as established by the Corporate Pension Committee, is to provide for growth of capital with a moderate level of volatility by investing assets per the target allocations stated above for equity and debt securities. Equity investments are diversified across U.S. and non-U.S. stocks as well as growth and value funds with small and large capitalizations. The asset allocation, investment risk, investment performance and the investment policy is reviewed on at least a semi-annual basis to determine if any changes are needed. The Company employs the services of a leading global financial services firm to advise on their views of important developments within the economy and securities markets and recommend actions when appropriate, taking into consideration the stated policies and objectives.

American Achievement Corporation 401(K) Plan

     The American Achievement Corporation 401(K) Plan (“Plan”) covers the Austin-based union employees and substantially all non-union employees of the Company. The Plan matches 50 percent of participants’ voluntary contributions up to a discretionary percent determined by the Company. The discretionary percentage in effect for the Plan year ended December 31, 2006 was up to 4 percent for salaried and hourly employees, and there have been no changes in this discretionary percentage through August 2008. The Company made contributions of approximately $710, $659 and $757 for the fiscal years ended August 30, 2008, August 25, 2007 and August 26, 2006, respectively.

Cash Incentive Plan

     Certain members of senior management of the Company and specified members of the Board of Directors are eligible to participate in the American Achievement Corporation Executive Cash Incentive Plan (the “CIP”).  Payment from the CIP occurs upon the occurrence of a qualified liquidity event, e.g. change of control of the company.  The CIP is intended to reward an ownership mentality in its members.  Participants in the CIP earn the right to receive payment depending on the number of “units” held by that participant.  Units are typically granted by the Compensation Committee to key employees on hire.  Units may also be granted on a discretionary basis to recognize exceptional performance.  The maximum number of units available to all plan participants is 150,000.  Units may either be awarded to the employee as Liquidity Event Units, which vest automatically upon occurrence of a qualified liquidity event or as Time-Based Units, which are vested over time.  Participants become vested in the Time-Based Units ratably over a 5-year period with one-fifth vesting on each subsequent anniversary of the unit grant date.  The vesting of all or any portion of the participants’ units may be accelerated, at any time in the sole discretion of the Board of Directors.  Following a qualified liquidity event, a percentage of the participants’ available vested units over the maximum number of units available determines their right to receive from 5% to 15% (based on the net proceeds) of the net proceeds available to the CIP.  The net proceeds available to the CIP are determined by the amount paid for the company after certain debt and equity interests (including dividends previously received) of the owners have been realized.  As the payment under the CIP is contingent on occurrence of a liquidity event which is not assessed to be probable as the Transaction is subject to regulatory approval, no expense has been recognized for units granted under the plan as of August 30, 2008.  Any expense that could result under the CIP would be recorded at the time of a qualified liquidity event.  At August 30, 2008 and August 25, 2007, there were 115,418 and 109,483 units, respectively, outstanding under the CIP.

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

     Certain members of senior management of the Company are also eligible to participate in the American Achievement Corporation Supplemental Incentive Plan (the “SIP”).  Payment from the SIP occurs upon the occurrence of a qualified liquidity event, e.g. change of control of the company.  The SIP was designed to provide a one-time incentive award to key senior management employees.  Participants in the SIP earn the right to receive payment depending on the number of “units” held by that participant.  Units are granted on a discretionary basis to recognize exceptional performance.  The maximum number of units available to all plan participants is 1,000. Units will vest automatically upon occurrence of a qualified liquidity event during the term of the participant’s employment with the Company.  Following a qualified liquidity event, a percentage of the participants’ available vested units over the maximum number of units available determines their right to receive a portion of the net proceeds available to the SIP.  The net proceeds available to the SIP are determined by the amount paid for the company after certain debt and equity interests (including dividends previously received) of the owners have been realized and payments pursuant to the CIP have been made. At August 30, 2008 and August 25, 2007, there were 353 and 428 units, respectively outstanding under the SIP.

14. Income Taxes

     The Company and its wholly-owned and majority owned domestic subsidiaries file a consolidated federal income tax return. Significant components of the provision (benefit) for income taxes attributable to continuing operations consists of the following:

	Fiscal Year Ended
	August 30, 2008	August 25, 2007	August 26, 2006
Parent Holdings
Federal—
Current	$307	$501	$325
Deferred	(8,172)	(5,551)	532
State—
Current	1,037	2,164	441
Deferred	(1,568)	(1,433)	103
	$(8,396)	$(4,319)	$1,401

	Fiscal Year Ended
	August 30, 2008	August 25, 2007	August 26, 2006
Intermediate Holdings
Federal—
Current	$330	$492	$331
Deferred	2,585	1,358	2,011
State—
Current	1,044	2,134	441
Deferred	(194)	(109)	387
	$3,765	$3,875	$3,170

	Fiscal Year Ended
	August 30, 2008	August 25, 2007	August 26, 2006
AAC
Federal—
Current	$338	$489	$340
Deferred	6,658	4,819	5,291
State—
Current	1,046	2,124	441
Deferred	80	554	1,020
	$8,122	$7,986	$7,092

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

The provision (benefit) for income taxes attributable to continuing operations differs from the amount that would be computed if the income (loss) from continuing operations before income taxes were multiplied by the federal income tax rate (statutory rate) as follows:

	Fiscal Year Ended
	August 30, 2008	August 25, 2007	August 26, 2006
Parent Holdings
Computed tax provision (benefit) at statutory rate	$(11,200)	$(6,850)	$387
State taxes, net of federal benefit	(893)	(26)	389
Non-deductible interest on high yield debt	3,075	1,845	448
Other	622	712	177
Total income tax provision (benefit)	$(8,396)	$(4,319)	$1,401

	Fiscal Year Ended
	August 30, 2008	August 25, 2007	August 26, 2006
Intermediate Holdings
Computed tax provision (benefit) at statutory rate	$2,608	$2,163	$2,167
State taxes, net of federal benefit	485	1,278	674
Non-deductible interest on high yield debt	312	278	251
Other	360	156	78
Total income tax provision (benefit)	$3,765	$3,875	$3,170

	Fiscal Year Ended
	August 30, 2008	August 25, 2007	August 26, 2006
AAC
Computed tax provision (benefit) at statutory rate	$7,156	$6,173	$6,002
State taxes, net of federal benefit	760	1,934	1,306
Other	206	(121)	(216)
Total income tax provision (benefit)	$8,122	$7,986	$7,092

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Deferred tax assets and liabilities consist of the following:

	August 30, 2008	August 25, 2007
Parent Holdings
Deferred tax assets
Allowances and reserves	$2,610	$2,501
Net operating loss carryforwards	37,478	29,314
Deferred revenue (net of commissions expense)	1,053	1,744
Accrued interest	32,733	20,706
Accrued liabilities and other	5,569	2,746
Prepaids and other	2,632	2,802
Total deferred tax assets	$82,075	$59,813
Deferred tax liabilities
Depreciation	9,936	8,903
Amortization of intangibles	58,528	55,570
Prepaids and other	886	1,345
Total deferred tax liabilities	69,350	65,818
Net deferred tax assets (liabilities)	$12,725	$(6,005)

Short-term deferred tax assets	$11,752	$3,731
Long-term deferred tax assets (liabilities)	973	(9,736)
Net deferred tax assets (liabilities)	$12,725	$(6,005)

	August 30, 2008	August 25, 2007
Intermediate Holdings
Deferred tax assets
Allowances and reserves	$2,610	$2,501
Net operating loss carryforwards	36,566	29,501
Deferred revenue (net of commissions expense)	1,053	1,744
Accrued interest	14,656	10,726
Accrued liabilities and other	2,604	2,746
Prepaids and other	2,764	2,793
Total deferred tax assets	$60,253	$50,011
Deferred tax liabilities
Depreciation	9,936	8,903
Amortization of intangibles	58,830	55,763
Prepaids and other	886	1,345
Total deferred tax liabilities	69,652	66,011
Net deferred tax liabilities	$(9,399)	$(16,000)

Short-term deferred tax assets	$12,196	$3,731
Long-term deferred tax liabilities	(21,595)	(19,731)
Net deferred tax liabilities	$(9,399)	$(16,000)

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

	August 30, 2008	August 25, 2007
AAC
Deferred tax assets
Allowances and reserves	$2,610	$2,501
Net operating loss carryforwards	36,196	29,561
Deferred revenue (net of commissions expense)	1,053	1,744
Accrued liabilities and other	2,604	2,746
Prepaids and other	2,776	2,790
Total deferred tax assets	$45,239	$39,342
Deferred tax liabilities
Depreciation	9,935	8,903
Amortization of intangibles	59,078	56,002
Prepaids and other	886	1,345
Total deferred tax liabilities	69,899	66,250
Net deferred tax liabilities	$(24,660)	$(26,908)

Short-term deferred tax assets	$14,920	$3,731
Long-term deferred tax liabilities	(39,580)	(30,639)
Net deferred tax liabilities	$(24,660)	$(26,908)

The Company assesses the likelihood that its deferred income tax assets will be recovered through future taxable income.  To the extent that recovery is not likely, a valuation allowance is established.  Based on this assessment, the Company has not recorded a valuation allowance as of August 30, 2008 or August 25, 2007.

     For tax reporting purposes, the Company has a U.S. net operating loss carryforward of approximately $98 million as of August 30, 2008. Utilization of the net operating loss carryforwards is contingent on the Company’s ability to generate income in the future and may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code, as amended. The net operating loss carryforwards will expire in various years through 2028 if not previously utilized. The annual limitation may result in the expiration of the net operating losses before utilization.

15. Stockholders’ Equity

     On May 8, 2006, the holders of outstanding stock of Intermediate Holdings agreed to form Parent Holdings and on May 30, 2006, reached agreement for Parent Holdings to affect a stock exchange with Intermediate Holdings. Pursuant to that agreement, each holder of Common Stock of Intermediate Holdings contributed each share of such stock then held to Parent Holdings in exchange for a share of Common Stock of Parent Holdings and each holder of Series A Preferred Stock of Intermediate Holdings contributed each share of such stock then held to Parent Holdings in exchange for a share of Series A Redeemable Preferred Stock of the new parent company. Each new share of capital stock received in such contribution and exchange had the same rights, preferences and privileges as the corresponding share of stock of Intermediate Holdings that was contributed to Parent Holdings. As a result of the foregoing recapitalization, Intermediate Holdings became a wholly owned subsidiary of Parent Holdings.

16. Related-Party Transactions

  AAC has a management agreement with an affiliate of the majority stockholder of the Parent Holdings for management and other advisory services.  Pursuant to this agreement, AAC agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts expensed by the Company related to the management agreement totaled $3,404, $3,665 and $3,333 for the years ended August 30, 2008, August 25, 2007 and August 26, 2006, respectively.

     As of August 30, 2008 and August 25, 2007, respectively, the Company had net prepaid management fees of approximately $244 and $250, respectively.

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

17. Business Segments

     The Company is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school and college markets and of recognition products, such as letter jackets, and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company markets its products and services primarily in the United States and operates in four reporting segments; class rings, yearbooks, graduation products and other.

     The Company’s operating segments, on campus class rings and retail class rings, have been aggregated into one reporting segment, class rings, in accordance with paragraph 26.a. of SFAS 131. The other segment consists primarily of jewelry commemorating family events such as the birth of a child, military and fan affinity jewelry and related products, professional sports championship rings, commercial printing and recognition products such as letter jackets.

As discussed in Note 3, the achievement publications business was shut down during the first quarter of fiscal year 2008.  This business historically was included as an additional reporting segment.  As all of the results of operations of the achievement publications business are included in discontinued operations, they are not presented in the tables below.  Certain shared assets and costs that were previously allocated to the achievement publications segment in the years ended August 25, 2007 and August 26, 2006, were reallocated to the remaining continuing segments since such costs will continue to be incurred.

During the year ended August 30, 2008, Parent Holdings incurred certain costs related to the Transaction, which are not allocated to the operating segments.  Total unallocated costs included in Parent Holdings operating income but not included in total segment operating income were $7,743 for year ended August 30, 2008.

	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
Year Ended August 30, 2008
Net sales	$120,282	$115,084	$45,846	$32,191	$313,403
Depreciation and amortization	10,382	10,223	1,831	2,393	$24,829
Segment operating income (loss)	7,926	27,975	6,519	(2,199)	$40,221
Capital expenditures	2,854	8,264	808	653	$12,579

Year Ended August 25, 2007
Net sales	$120,949	$115,207	$44,428	$30,004	$310,588
Depreciation and amortization	10,176	10,000	1,640	1,836	$23,652
Segment operating income	7,311	25,152	6,308	932	$39,703
Capital expenditures	3,269	5,160	1,107	623	$10,159
Non-cash charges:
Other charges	4,917	-	-	345	$5,262
Loss on operating lease agreement	-	961	-	-	$961

Year Ended August 26, 2006
Net sales	$119,451	$114,883	$43,940	$21,662	$299,936
Depreciation and amortization	8,614	9,904	2,917	1,574	$23,009
Segment operating income	13,122	23,812	3,242	281	$40,457
Capital expenditures	3,713	6,072	1,257	711	$11,753

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

     Following is a reconciliation of segment depreciation and amortization and capital expenditures for the years ended August 30, 2008, August 25, 2007 and August 26, 2006:

	Total Current Segments	Discontinued Segment	Total
Year Ended August 30, 2008
Depreciation and amortization	$24,829	$400	$25,229
Capital expenditures	12,579	-	$12,579
Other charges	-	5,542	$5,542

Year Ended August 25, 2007
Depreciation and amortization	$23,652	$1,348	$25,000
Capital expenditures	10,159	435	$10,594
Other charges	5,262	22,751	$28,013

Year Ended August 26, 2006
Depreciation and amortization	$23,009	$2,086	$25,095
Capital expenditures	11,753	758	$12,511

	Parent Holdings
	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
As of August 30, 2008
Goodwill	$67,092	$65,241	$23,781	$14,959	$171,073
Segment assets	192,538	165,123	56,199	45,257	$459,117

As of August 25, 2007
Goodwill	$67,092	$65,241	$23,781	$14,970	$171,084
Segment assets	203,637	168,292	57,796	38,731	$468,456

	Intermediate Holdings
	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
As of August 30, 2008
Goodwill	$67,092	$65,241	$23,781	$14,959	$171,073
Segment assets	189,633	162,727	55,377	44,703	$452,440

As of August 25, 2007
Goodwill	$67,092	$65,241	$23,781	$14,970	$171,084
Segment assets	200,330	165,287	56,726	38,176	$460,519

	AAC
	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
As of August 30, 2008
Goodwill	$67,092	$65,241	$23,781	$14,959	$171,073
Segment assets	189,939	163,139	55,541	44,718	$453,337

As of August 25, 2007
Goodwill	$67,092	$65,241	$23,781	$14,970	$171,084
Segment assets	199,160	164,223	56,347	37,979	$457,709

       AMERICAN ACHIEVEMENT GROUP HOLDING CORP.
AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)

Following is a reconciliation of segment assets and goodwill to total assets and goodwill as of August 30, 2008 and August 25, 2007:

	Parent Holdings
	Total Segment Assets	Assets of Discontinued Operations	Assets not Allocated	Total
As of August 30, 2008
Goodwill	$171,073	$-	$-	$171,073
Segment Assets	459,117	-	-	$459,117
As of August 25, 2007
Goodwill	$171,084	$2,193	$-	$173,277
Segment Assets	468,456	7,610	-	$476,066

	Intermediate Holdings
	Total Segment Assets	Assets of Discontinued Operations	Assets not Allocated	Total
As of August 30, 2008
Goodwill	$171,073	$-	$-	$171,073
Segment Assets	452,440	-	2,333	$454,773
As of August 25, 2007
Goodwill	$171,084	$2,193	$-	$173,277
Segment Assets	460,519	7,610	-	$468,129

	AAC
	Total Segment Assets	Assets of Discontinued Operations	Assets not Allocated	Total
As of August 30, 2008
Goodwill	$171,073	$-	$-	$171,073
Segment Assets	453,337	-	1,777	$455,114
As of August 25, 2007
Goodwill	$171,084	$2,193	$-	$173,277
Segment Assets	457,709	7,610	-	$465,319

Assets not allocated include affiliate receivables at Intermediate Holdings and AAC.  The affiliate receivable represents amounts receivable from Parent Holdings (see Note 6).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) the information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon their evaluation, Management including the Chief Executive Officer and Chief Financial Officer, as indicated in the certifications in Exhibit 31.1 and 31.2 of this report, have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Annual Report on Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the consolidated financial statements of the Company for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of August 30, 2008, which was the end of our fiscal year. Management based its assessment on criteria established in the Securities and Exchange Commission's Guidance Regarding Management's Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The guidance sets forth an approach by which management can conduct a top-down, risk-based evaluation of internal control over financial reporting.  Management's assessment included an evaluation of risks to reliable financial reporting, whether controls exist to address those risks, and management evaluated evidence about the operation of the controls included in the evaluation based on its assessment of risk. Management assessed the effectiveness of our internal control over financial reporting as of August 30, 2008, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.

Based on our assessment, Management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended August 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10. Director, Executive Officers of the Registrants and Corporate Governance

The following table sets forth information about our boards of directors and executive officers as of August 30, 2008 (unless stated otherwise, all officers and directors hold their respective position in Parent Holdings, Intermediate Holdings, AAC Holding Corp. and AAC):

Name	Age	Position
Donald J. Percenti	52	President, Chief Executive Officer and Director
Kris G. Radhakrishnan	47	Chief Financial Officer and Treasurer
Sherice P. Bench	49	Executive Vice President and Secretary
Theresa Ann Broome	56	Vice President of Human Resources, AAC
Matthew Gase	49	General Manager—CBI

Peter Lamm	57	Director
Mac LaFollette	44	Director
W. Gregg Smart	48	Director
Jean Ann McKenzie	49	Director
Myles Kleeger	33	Director
Alan J. Bowers	53	Director

Donald J. Percenti became President and Chief Executive Officer and a member of the board of directors of AAC in September 2005. Prior to becoming President and Chief Executive Officer, Mr. Percenti served as Senior Vice President—On Campus and General Manager—Printing since 1996. From 1991 to 1996, he was Vice President—Sales and Marketing of L.G. Balfour Company, the prior owner of Balfour. From 1977 to 1991, Mr. Percenti was employed by Balfour in various capacities. Mr. Percenti is a member of the Company’s boards of directors.

Kris G. Radhakrishnan became Chief Financial Officer and Treasurer in April 2007. From September 2004 to March 2006, Mr. Radhakrishnan served as the Vice President and Chief Financial Officer of Resolution Specialty Materials, a global specialty chemical company. From July 2002 to September 2004, Mr. Radhakrishnan served as the Vice President and Controller of Celanese Chemicals, and from August 2001 to July 2002, he served as Director of Finance at Celanese Chemicals. Mr. Radhakrishnan received an M.B.A. from Northern Illinois University and a Bachelor of Commerce (accounting) from University of Madras, India.

Sherice P. Bench became Executive Vice President in April 2007 and has been our Secretary since July 2000.  Prior to becoming our Executive Vice President, Ms. Bench was our Chief Financial Officer and Treasurer from July 2000 to April 2007. From 1996 to July 2000, Ms. Bench was our Vice President and Controller. From 1989 to 1996, Ms. Bench was Vice President Finance and Controller for CJC Holdings Inc., the prior owner of ArtCarved. Prior to that time, Ms. Bench was employed as an audit manager with Arthur Andersen LLP. Ms. Bench is a Certified Public Accountant and she received a B.B.A. in Accounting from Texas Tech University.

Theresa Ann Broome has been Vice President—Human Resources since April, 2006.  Prior to that, she led her own Human Resources consulting practice and served as Group Vice President—Human Resources and Director—Compensation and Benefits, for Coca Cola Enterprises.  She also held several executive operational and human resources roles in the U. S. Postal Service, including General Manager for operations in the state of Mississippi.  She holds an M.B.A from Louisiana State University, a B.S. from the University of Southern Mississippi and has completed Executive Masters Programs at the University of Virginia and Duke University.

Matthew Gase has been General Manager—CBI since February 2006. From 1997 to 2006, Mr. Gase served in numerous senior executive capacities at ConAgra Foods, Inc., including Vice President—International Strategic Development. From 1982 to 1997, Mr. Gase held a variety of general management roles at Nestle Purina Company. Mr. Gase received an M.B.A. from Loyola Marymount University and a Bachelor of General Studies from the University of Michigan.

Peter Lamm joined AAC’s board of directors in March 2004 and has served as a director of Intermediate Holdings and Parent Holdings since their inception. He is currently a member of the AAC Compensation Committee. Mr. Lamm is the Chairman and Chief Executive Officer of Fenway Partners. Mr. Lamm founded Fenway Partners in 1994. He was previously a General Partner of the investment partnerships managed by Butler Capital Corporation (“BCC”) and a Managing Director of BCC. Prior to joining Butler Capital in 1982, Mr. Lamm was involved in launching Photoquick of America, Inc., a family business. Mr. Lamm received an M.B.A. from Columbia University School of Business and a B.A. in English Literature from Boston University.

Mac LaFollette joined AAC’s board of directors in March 2004 and has served as a director of Intermediate Holdings and Parent Holdings since their inception. He is currently a member of the Audit Committee and AAC Compensation Committee. Mr. LaFollette is a Managing Director of Fenway Partners. Prior to joining Fenway Partners in 2000, Mr. LaFollette was a Director in the Leveraged Finance group at Credit Suisse First Boston. At First Boston, he identified leveraged buyout transactions for financial sponsors and financed LBOs in the bank market and high yield markets. Prior to joining First Boston, he worked in the Latin America Investment Banking Group at UBS. Mr. LaFollette received an M.B.A. from Harvard Business School and a Bachelor of Arts from Harvard College.

W. Gregg Smart joined AAC’s board of directors in March 2004 and has served as a director of Intermediate Holdings and Parent Holdings since their inception. He is currently a member of the Audit Committee and AAC Compensation Committee. Mr. Smart is a Senior Managing Director and the Chief Operating Officer of Fenway Partners. Prior to joining Fenway Partners in July 1999, Mr. Smart spent 13 years at Merrill Lynch & Co. where he was most recently a Managing Director in the Financial Sponsors Group. Prior to joining Merrill Lynch & Co., Mr. Smart was with First Union National Bank. Mr. Smart received an M.B.A. from the Wharton School and a B.A. in Economics from Davidson College.

Jean Ann McKenzie joined AAC’s board of directors in May 2006. In August 2006, Ms. McKenzie joined Intermediate Holdings’ and Parent Holdings’ boards of directors. Ms. McKenzie served as President and Chief Executive Officer of Gateway Learning Corporation (Hooked on Phonics) from 1999 through 2005. Prior to joining Gateway Learning Corporation, Ms. McKenzie spent nine years in various marketing and senior management roles at Mattel, Inc., culminating in the position of Executive Vice President and General Manager—Worldwide Barbie. Prior to joining Mattel, Inc., Ms. McKenzie was with Applause, Inc. and Hallmark Cards, Inc. Ms. McKenzie received a B.S. in Marketing from the University of Missouri.

Myles Kleeger joined AAC’s board of directors in June 2006. In August 2006, Mr. Kleeger joined Intermediate Holdings’ and Parent Holdings’ boards of directors. Mr. Kleeger is a Managing Director at the Kaplan Thaler Group (KTG) and heads the marketing unit, KTG Buzz. Before joining KTG, Mr. Kleeger served as the Senior VP and General Manager of Alloy Marketing & Promotions (AMP Agency), a full-service marketing agency specializing in experiential and digital marketing solutions for clients targeting the youth market. Prior to becoming the General Manager of AMP, Mr. Kleeger served as VP of AMP Design, the web design and technology services division of the agency. Mr. Kleeger began his career at Alloy in a sales role and also held multiple sales and marketing positions at Parade Publications prior to joining Alloy in 1999. Mr. Kleeger received his undergraduate degree from Duke University and his M.B.A. in Finance from the NYU Stern School of Business.

Alan J. Bowers joined the Company’s boards of directors in August 2006. Mr. Bowers was also appointed to chair the Audit Committee of the Board of Directors. Mr. Bowers served as President, Chief Executive Officer and Board Member of Cape Success, LLC, a consolidated group of service businesses, from 2001 through 2004. Mr. Bowers previously served as President, Chief Executive Officer and Board Member of Marketsource Corporation, a multi-divisional service firm, from 2000 through 2001 and MBL Life Assurance Corporation, successor to Mutual Benefit Life, from 1995 to 1999. Prior to joining MBL Life Assurance Corporation, Mr. Bowers was with Coopers & Lybrand, LLP, predecessor to PricewaterhouseCoopers, from 1978 to 1995. He became a partner in 1986, working in the Firm’s audit practice and ultimately becoming an area managing partner. Mr. Bowers received an M.B.A. in Finance and Economics from St. John’s University and a B.S. in Accounting from Montclair State University.

Board Committees

Our board of directors directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full board of directors and two standing committees: the audit committee and the compensation committee. In addition, from time to time, other committees may be established under the direction of the board of directors when necessary to address specific issues.

The duties and responsibilities of the audit committee include recommending to the board of directors the appointment or termination of the engagement of our independent public accountants, otherwise overseeing the independent registered public accounting firm relationship, reviewing our significant accounting policies and internal controls and reporting its recommendations and findings to the full board of directors. Mr. Alan Bowers chairs the audit committee and has been designated by the board of directors as the audit committee financial expert within the meaning of Securities and Exchange Commission regulations. The compensation committee reviews and approves the compensation of our chief executive officer and administers any cash or equity incentive plan approved by our board of directors.

Code of Ethics

Parent Holdings, Intermediate Holdings and AAC collectively adopted a Code of Ethics & Business Conduct and an Anti-Fraud Policy, on September 5, 2007, which applies to all members of management, our executive officers and our board of directors.  These policies further extend and reinforce the ethical values of the Company communicated through our Code of Conduct distributed to all employees upon hire.

We review our Code of Ethics & Business Conduct and our Anti-fraud Policy annually and amend it, as necessary, to be in compliance with the current laws.  We require senior management employees and employees with a significant role in internal control over financial reporting to confirm compliance with the Code and Policy on an annual basis.  Copies of the Code of Ethics & Business Conduct and Anti-Fraud Policy are available to any person, upon request and free of charge.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Philosophy

Our compensation programs recognize our employees are responsible for our Company’s growth, achievements and success.  We seek to attract and retain business leaders that, knowing that we are marking the most significant milestones in the lives of our customer, have an unwavering commitment to the high quality of the products we make and the services we provide, while fostering innovation in the market place.  Our programs support our drive for excellence in all that we say and do by setting high performance standards with supporting accountability and responsibility.  We have a philosophy that values teamwork and the results achieved by working together, communicating effectively and supporting common goals.

It is our policy to provide rates of pay which are competitive with the average rates paid elsewhere in the area for similar work and which reflect fairly the difference between jobs in the Company.  Individual performance is evaluated annually and considered in compensation decisions.  We recognize individual ability and performance as the soundest and most equitable basis for individual salary adjustments and promotion within the Company.  In addition, annual results-based incentives are rewarded to executives for maximizing EBITDA and revenue obtainment.  Our compensation program recognizes individual performance must go hand-in-hand with the achievement of Company goals in order to create a meaningful structure to maximize results and add value to the Company.

Role of the Compensation Committee

Our Compensation Committee consists of Peter Lamm, W. Gregg Smart and Mac LaFollette.  The Compensation Committee generally meets annually to formally approve annual incentive plans for the next year.  In addition, more frequent meetings may be held periodically as necessary to timely address the strategic direction of the compensation program.  Executive awards under the prior year’s plan are reviewed and approved subsequent to receipt of audited financial data, generally during the first or second quarter of each fiscal year.

The Compensation Committee reviews and considers annual increases, bonus opportunities and cash incentive awards for key executives.  As part of this review, the history of all the elements of each executive’s total compensation are evaluated, including and not limited to a comparison of the compensation of other similarly situated executive officers based on general knowledge of market pay, an assessment of personal achievement and business performance. Typically, our Chief Executive Officer, currently Mr. Percenti, makes compensation recommendations to the Compensation Committee with respect to the executive officers who report to him, including the Chief Financial Officer.  Mr. Percenti bases his recommendations on the impact of the position, skill level and experience of the individual.  Such executive officers are not present at the time of these deliberations. The Compensation Committee has the authority to accept or adjust any such recommendations. The Chairman of the Compensation Committee then makes compensation recommendations to the Compensation Committee with respect to the Chief Executive Officer and the Chief Financial Officer. Neither Mr. Percenti nor Mr. Radhakrishnan is present at the meeting when their compensation is discussed by the committee.  The Compensation Committee currently does not utilize an outside consultant.

Market Benchmarking and Positioning

We do not perform formal benchmarking to determine total compensation or any material element of compensation for our executives.

Overview of Elements of Executive Compensation

Elements of compensation for our executives include: base salary, annual bonus, cash incentive awards and other benefits.  We choose to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentive for their balanced focus on long-term strategic goals as well as short-term performance.  Listed below is a description of each element of compensation:

Base Salary
Base Salary is a necessary element of compensation in order to attract and retain key talent.  Base Salary is the fixed component of the executive compensation structure that recognizes the prevailing market rate of pay for level of responsibility and availability of key skills and experience required to drive superior performance.  Base Salary is also the basis for establishing the target payouts of the bonus programs described below.

Annual Bonus
The objective of the bonus plan is to motivate top operating management to maximize results each year.  In doing so, EBITDA and revenue generation is the fundamental objective of the Company and therefore, is the basic driver of a substantial portion of management bonus dollars available.  Individual performance of senior executives also plays a major role in driving the Company forward and merits a significant bonus opportunity.  In any given year, quantitative results alone may not adequately define how well an individual may have performed and thus, a discretionary component must be present.

The bonus plan goals are:
·        To provide a significant incentive for achieving EBITDA Objective;
·        To provide additional incentive to exceed EBITDA Objective;
·        To provide incentive to continue to maximize EBITDA achievement in the face of significant adverse events; and,
·        To blend individual performance initiative with EBITDA attainment.

Bonus opportunity for the executive officers is expressed as a percentage of qualifying base salary, with an established Basic Plan percentage for payout based on meeting certain targets or to reward individual extraordinary performance or contribution and enhanced Supplemental Plan if certain targets above the established EBITDA goal are met.  The components of the Basic Bonus Plan include EBITDA, Revenue, Performance Objectives and Discretion, as described below:

1)        EBITDA component is awarded based on performance against the approved EBITDA Objective for that fiscal year.
2)        Revenue component, if applicable, is awarded based on the net revenue achieved by the Company compared to the approved revenue objective for that fiscal year.
3)        Performance Objective component is determined by individual participant performance versus quantifiable objectives unique to the functional responsibility of the participant.  There are 2 to 3 objectives per participant.  Each objective is weighted to determine what portion, if any, of the base salary bonus is possible to be earned though this component.  Individual performance objectives recognize the achievement of specified targets or projects that move the Company forward, or contribute to exceeding the EBITDA goal.
4)        Discretionary component is based on the recommendation of the Chief Executive Officer to the Compensation Committee of the Board of Directors on each individual participant as to how well he/she performed and the extent to which the individual contributed to the Company’s result.  It is intended to recognize factors such as contributions above and beyond expectations.

The chart below summarizes the Basic and Supplemental Plan formulas for the 2008 fiscal year for the following named executives.

Named Executive	Basic Plan	Supplemental Plan (performance over 100% of EBITDA Objective)
Kris G. Radhakrishnan, Chief Financial Officer	35% Company EBITDA 15% Performance Objective 10% Discretion 60% Total Basic Bonus	Determined by EBITDA, up to 75% of Base Salary for maximum total of Basic and Supplemental Plans
Sherice P. Bench, Executive Vice President	35% Company EBITDA 15% Performance Objective 10% Discretion 60% Total Basic Bonus	Determined by EBITDA, up to 75% of Base Salary for maximum total of Basic and Supplemental Plans
Matthew Gase, General Manager - CBI	15% Company EBITDA 15% Division EBITDA 10% Revenue Goal 10% Performance Objective 10% Discretion 60% Total Basic Bonus	Determined by EBITDA, up to 75% of Base Salary for maximum total of Basic and Supplemental Plans
Theresa Ann Broome, Vice of President Human Resources, AAC	35% Company EBITDA 15% Performance Objective 10% Discretion 60% Total Basic Bonus	Determined by EBITDA, up to 75% of Base Salary for maximum total of Basic and Supplemental Plans

The Board of Directors in its sole discretion determined targets or standards (e.g. EBITDA, sales) for bonus payment of the Chief Executive Officer.  For fiscal year 2008, the bonus payable to Mr. Percenti was determined as follows:

Named Executive	Bonus Plan	Supplemental Plan (performance over 100% of EBITDA Objective)
Donald J. Percenti, President and Chief Executive Officer	40% Company EBITDA 25% Budgeted Sales 10% Budgeted Debt Pay Down 75% Total Bonus	Not Applicable

Certain members of senior management of the Company and specified members of the Board of Directors are eligible to participate in the American Achievement Corporation Executive Cash Incentive Plan (the “CIP”).  Payment from the CIP occurs upon the occurrence of a qualified liquidity event, e.g. change of control of the company.  The CIP is intended to reward an ownership mentality in its members.

Participants in the CIP earn the right to receive payment depending on the number of “units” held by that participant.  Units are typically granted by the Compensation Committee to key employees on hire.  Units may also be granted on a discretionary basis to recognize exceptional performance.  The Compensation Committee determines the number of units to grant based on the estimated value of those units if a future benefit payment were to be awarded.  The number granted represents what would be determined equitable to reward that individual.  The Compensation Committee also considers suggestions from the Chief Executive Officer, Chief Financial Officer and Vice President of Human Resources, if appropriate, regarding the number of units to be granted to a participant.  The maximum number of units available to all plan participants is 150,000.

Units may either be awarded to the employee as Liquidity Event Units, which vest automatically upon occurrence of a qualified liquidity event or as Time-Based Units, which are vested over time.  Participants become vested in the Time-Based Units ratably over a 5-year period with one-fifth vesting on each subsequent anniversary of the unit grant date.  The vesting of all or any portion of the participants’ units may be accelerated, at any time in the sole discretion of the Board of Directors.  Following a qualified liquidity event, a percentage of the participants’ available vested units over the maximum number of units available determines their right to receive from 5% to 15% (based on the net proceeds) of the net proceeds available to the CIP.  The net proceeds available to the CIP are determined by the amount paid for the company after certain debt and equity interests (including dividends previously received) of the owners have been realized. At August 30, 2008 there were 115,418 units outstanding under the CIP.

Although no payment has been made from the CIP during the last three years, certain executive officers were awarded a one-time senior management bonus in fiscal 2005 that were based partly on the expected future value of the CIP benefit.  In the event of a qualified liquidity event, payments from the CIP will be reduced by the amount of the bonus.

Certain members of senior management of the Company are also eligible to participate in the American Achievement Corporation Supplemental Incentive Plan (the “SIP”).  Payment from the SIP occurs upon the occurrence of a qualified liquidity event, e.g. change of control of the company.  The SIP was designed to provide a one-time incentive award to key senior management employees.

Participants in the SIP earn the right to receive payment depending on the number of “units” held by that participant.  Units are granted on a discretionary basis to recognize exceptional performance.  The Compensation Committee determines the number of units to grant based on the estimated value of those units if a future benefit payment were to be awarded.  The number granted represents what would be determined equitable to reward that individual.  The Compensation Committee also considers suggestions from the Chief Executive Officer, Chief Financial Officer and Vice President of Human Resources, if appropriate, regarding the number of units to be granted to a participant.  The maximum number of units available to all plan participants is 1,000.

Units will vest automatically upon occurrence of a qualified liquidity event during the term of the participant’s employment with the Company.  Following a qualified liquidity event, a percentage of the participants’ available vested units over the maximum number of units available determines their right to receive a portion of the net proceeds available to the SIP.  The net proceeds available to the SIP are determined by the amount paid for the company after certain debt and equity interests (including dividends previously received) of the owners have been realized and payments pursuant to the CIP have been made. At August 30, 2008 there were 353 units outstanding under the SIP.

Other Benefits

Our executive officers participate in the same group medical, life, disability insurance and employee benefit plans as our other salaried employees under the same terms and conditions.  We also offer participation in our defined contribution 401(k) plan with a company match on terms consistent with other eligible employees.  Mr. Percenti is provided with a car allowance.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between the members of AAC’s Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provided above.  Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

Summary Compensation Table

The following table provides information concerning all plan and non-plan compensation awarded to, earned by, or paid to our “named executive officers” for each of our last three completed fiscal years.  Named executive officers consist of individuals serving as our principal executive officer, our principal financial officer and three additional executive officers who were the most highly compensated for the year ended August 30, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non- Equity Incentive Plan Compensation ($) (1)		All Other Compensation ($)		Total ($)

Donald J. Percenti	2008	$410,015	$-	$-		$9,000	(7)	$419,015
President and Chief	2007	$396,154	$-	$40,000	(6)	$9,000	(7)	$445,154
Executive Officer	2006	$325,500	$-	$37,000		$9,000	(7)	$371,500

David G. Fiore (2)	2008	$-	$-	$-		$-		$-
	2007	$-	$-	$-		$-		$-
	2006	$67,846	$-	$-		$463,250	(8)	$531,096

Kris G. Radhakrishnan(3)	2008	$284,423	$-	$-		$59,474	(9)	$343,897
Chief Financial	2007	$105,769	$-	$15,865		$-		$121,635
Officer	2006	$-	$-	$-		$-		$-

Sherice P. Bench(3)	2008	$253,710	$-	$-		$-		$253,710
Executive Vice President	2007	$246,271	$-	$12,360	(6)	$-		$258,631
	2006	$239,987	$-	$36,624		$-		$276,611

Matthew Gase(4)	2008	$254,269	$-	$-		$-		$254,269
General Manager - CBI	2007	$245,769	$-	$-		$102,802	(9)	$348,571
	2006	$138,461	$-	$67,200		$34,446	(9)	$240,107

Theresa Ann Broome (5)	2008	$191,077	$-	$-		$7,960	(9)	$199,037
Vice President – Human	2007	$173,769	$-	$26,265	(6)	$79,210	(9)	$279,244
Resources, AAC	2006	$55,577	$-	$10,767		$9,810	(9)	$76,154

(1)	Amounts represent total earned under the annual bonus plan during the fiscal years presented. These amounts are generally paid during the second quarter of the following fiscal year.
(2)	Mr. Fiore served as our President and Chief Executive Officer until September 2005, at which time Mr. Percenti became our President and Chief Executive Officer.
(3)
Mr. Radhakrishnan began employment as our Chief Financial Officer and Treasurer in April 2007 at which time Ms. Bench transitioned from Chief Financial Officer to Executive Vice President and Secretary.

(4)	Mr. Gase began employment as General Manager – CBI in February 2006.
(5)	Ms. Broome began employment as Vice President – Human Resources, AAC in April 2006.
(6)	Fiscal year 2007 compensation under the annual bonus plan was paid in the form of CIP units as elected by the named executive officer.
(7)	All Other Compensation for Mr. Percenti consists of a car allowance paid monthly.
(8)	All Other Compensation for Mr. Fiore includes $450,000 in termination payments.
(9)	All Other Compensation for Mr. Radhakrishnan, Mr. Gase and Ms. Broome consists of relocation allowances.

Grants of Plan-based Awards Table

The following table provides information concerning each grant of an award made to our named executive officers during the last completed fiscal year:

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (2)
		Threshold ($)	Target ($)	Maximum ($)

Donald J. Percenti	August 26, 2007	$--	$309,000	$309,000
	February 7, 2008				1,653	(3)

Kris G. Radhakrishnan	August 26, 2007	$--	$180,000	$225,000
	February 7, 2008				1,000	(4)
	February 29, 2008				2,936	(4)

Sherice P. Bench	August 26, 2007	$--	$153,000	$191,250
	February 7, 2008				1,047	(5)

Matthew Gase	August 26, 2007	$--	$154,500	$193,125
	February 7, 2008				1,095	(6)

Theresa Ann Broome	August 26, 2007	$--	$126,000	$157,500
	February 7, 2008				1,096	(7)

__________________
(1)	Amounts represent estimated possible payouts under the annual bonus plan.
(2)
Amounts represent units granted under the CIP.  As the payment under the CIP is contingent on occurrence of a liquidity event which is not assessed to be probable, and the amount payable under the plan is not reasonably estimable as of the date of the financial statements, no expense has been recognized for units granted under the plan.

(3)
CIP units granted on February 7, 2008 are Time-Based Units.  At August 30, 2008, Mr. Percenti holds a total of 22,963 CIP units consisting of 9,960 Liquidity Event Units and 13,003 Time-Based Units.  Mr. Percenti also holds 203 units awarded under the SIP.

(4)
CIP units granted on February 7, 2008 consist of 1,000 Time-Based Units. CIP units granted on February 29, 2008 consist of 1,468 Liquidity Event Units and 1,468 Time-Based Units.  At August 30, 2008, Mr. Radhakrishnan holds a total of 9,936 CIP units consisting of 4,468 Liquidity Event Units and 5,468 Time-Based Units.

(5)
CIP units granted on February 7, 2008 are Time-Based Units.  At August 30, 2008, Ms. Bench holds a total of 14,992 CIP units consisting of 6,584 Liquidity Event Units and 8,338 Time-Based Units. Ms. Bench also holds 150 units awarded under the SIP.

(6)	CIP units granted on February 7, 2008 are Time-Based Units. At August 30, 2008, Mr. Gase holds a total of 8,495 CIP units consisting of 3,500 Liquidity Event Units and 4,995 Time-Based Units.
(7)	CIP units granted on February 7, 2008 are Time-Based Units. At August 30, 2008, Ms. Broome holds a total of 3,096 CIP units consisting of 1,000 Liquidity Event Units and 2,096 Time-Based Units.

Employment Agreements

Donald J. Percenti. Mr. Percenti has an employment agreement with AAC, pursuant to which he serves as our Chief Executive Officer. The initial term of his employment agreement is for two years from August 10, 2005, and is automatically extended for additional one year terms on August 10th of each succeeding year thereafter unless earlier terminated by us upon not less than 90 days prior notice. In accordance with the employment agreement, Mr. Percenti is currently paid an annual salary of $412,000. Under his employment agreement, Mr. Percenti’s salary is subject to such changes as our board of directors may determine from time to time.

Mr. Percenti’s employment agreement provides for an annual bonus in an amount up to 75% of Mr. Percenti’s salary based upon the achievement of certain targets or standards as are determined by our board of directors. Mr. Percenti’s employment agreement also provides that he participates in our employee benefit plans (including incentive bonus plans and incentive stock plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate. In addition, we pay Mr. Percenti a car allowance of up to $750 a month.

Mr. Percenti’s employment agreement provides that in the event his employment is terminated without “cause” or for “good reason” (each as defined in his employment agreement), he will be entitled to receive bi-weekly payments equal to the average of his bi-weekly compensation in effect within the two years preceding the termination for a period of the greater of 18 months or the remaining term of his employment agreement. He will also be entitled to elect the continuation of health benefits at no cost to himself for up to 18 months. Other than payments under the CIP, Mr. Percenti’s employment agreement does not provide him with any payments that are contingent upon a “change in control.”

Kris G. Radhakrishnan. Mr. Radhakrishnan entered into an employment agreement with CBI effective April 16, 2007, pursuant to which he serves as our Chief Financial Officer and Treasurer. The initial term of his employment agreement is for one year from April 16, 2007, and is automatically extended for additional one year terms on April 16th of each succeeding year thereafter unless earlier terminated by us upon not less than 30 days prior notice. In accordance with the employment agreement, Mr. Radhakrishnan is currently paid an annual salary of $300,000. Under his employment agreement, Mr. Radhakrishnan’s salary is subject to such changes as our board of directors may determine from time to time.

Mr. Radhakrishnan’s employment agreement provides that he participates in our employee benefit plans (including incentive bonus plans and incentive stock plans) as we maintain and as may be established for our employees from time to time on the same basis as other executive employees are entitled to participate.

Mr. Radhakrishnan’s employment agreement provides that in the event his employment is terminated without “cause” or for “good reason” (each as defined in his employment agreement), he will be entitled to receive 26 bi-weekly payments equal to the average of his bi-weekly compensation in effect within the two years preceding the termination. He will also be entitled to elect the continuation of health benefits at no cost to himself for a period of up to 12 months.

Mr. Radhakrishnan’s entered into a letter agreement with AAC on May 8, 2008 regarding payments contingent upon a “change in control.”  Pursuant to the terms of the letter agreement, Mr. Radhakrishnan is entitled to a $300,000 lump sum cash payment upon consummation of a “change in control,” as such term is defined in the CIP, if such "change in control" occurs prior to February 8, 2009.  Mr. Radhakrishnan is also entitled to payments under the CIP that are contingent upon a “change in control.”

Sherice P. Bench. Ms. Bench has an amended employment agreement with CBI effective as of December 16, 1996, pursuant to which she serves as our Executive Vice President. The initial term of her employment agreement was for two years, and is automatically extended for additional one year terms on December 15th of each succeeding year thereafter unless earlier terminated by us upon not less than 60 days prior notice. In accordance with the employment agreement, Ms. Bench is currently paid an annual salary of $255,000 and she is entitled to participate in such employee benefit programs, plans and policies (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.

Ms. Bench’s amended employment agreement provides that in the event her employment is terminated without “substantial cause” (as defined in her employment agreement), she will be entitled to receive 39 bi-weekly severance payments equal to the average of her bi-weekly compensation in effect within the two years preceding her termination. She will also be entitled to elect the continuation of health benefits at no cost to herself for a period of up to 18 months. Other than payments under the CIP, Ms. Bench’s employment agreement does not provide her with any payments that are contingent upon a “change in control.”

Matthew Gase. Mr. Gase has an employment agreement with CBI, effective February 1, 2006, pursuant to which he serves as the General Manager of CBI. The term of his employment agreement is for one year, with automatic renewals for successive one-year terms unless otherwise terminated upon two months notice. In accordance with the employment agreement, Mr. Gase is currently paid an annual base salary of $257,500 and he is entitled to participate in such employee programs, plans and policies (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.

Mr. Gase’s employment agreement provides that in the event his employment is terminated without “cause” or for “good reason” (each as defined in his employment agreement), he will be entitled to receive 26 bi-weekly payments equal to the average of his bi-weekly base salary in effect within the two years preceding his termination.  He will also be entitled to elect the continuation of health benefits at no cost to himself for a period of up to 12 months. Other than payments under the CIP, Mr. Gase’s employment agreement does not provide him with any payments that are contingent upon a “change in control.”

Theresa Ann Broome. Ms. Broome has an employment agreement with CBI, effective April 18, 2006, pursuant to which she serves as our Vice President Human Resources. The term of her employment agreement is for one year, with automatic renewals for successive one-year terms unless otherwise terminated upon two months notice. In accordance with the employment agreement, Ms. Broome is currently paid an annual base salary of $210,000 and she is entitled to participate in such employee programs, plans and policies (including incentive bonus plans and incentive stock option plans) as we maintain and as may be established for our employees from time-to-time on the same basis as other executive employees are entitled to participate.

Ms. Broome’s employment agreement provides that in the event her employment is terminated without “cause” or for “good reason” (each as defined in her employment agreement), she will be entitled to receive 26 bi-weekly payments equal to the average of her bi-weekly base salary in effect within the two years preceding her termination. She will also be entitled to elect the continuation of health benefits at no cost to herself for a period of up to 12 months. Other than payments under the CIP, Ms. Broome’s employment agreement does not provide her with any payments that are contingent upon a “change in control.”

Potential Payments upon Termination or Change in Control

The following table quantifies the estimated payments and benefits that would be provided to our named executive officers in each covered circumstance upon termination of employment or change in control.  The amounts payable were calculated assuming the named executive officers’ employment was terminated on August 30, 2008.

Name and Triggering Event	Salary (1)	Benefits (1)	Payment Under Cash Incentive Plan	Other	Total

Donald J. Percenti -
Termination without cause or for good reason (2)	$609,000	$25,325	$--	$--	$634,325
Change in Control	--	--	(3)

Kris G. Radhakrishnan -
Termination without cause or for good reason	$300,000	$16,884	$--	$--	$316,884
Change in Control	--	--	(3)	300,000	300,000

Sherice P. Bench -
Termination without cause or for good reason	$376,650	$25,325	$--	$--	$401,975
Change in Control	--	--	(3)

Matthew Gase -
Termination without cause or for good reason	$253,750	$16,884	$--	$--	$270,634
Change in Control	--	--	(3)

Theresa Ann Broome -
Termination without cause or for good reason	$195,000	$5,309	$--	$--	$200,309
Change in Control	--	--	(3)
__________________
(1)	The executive officer is generally entitled to receive termination payments and health benefits conditioned upon signing a release agreement.
(2)	Mr. Percenti must forgo all entitlement to termination payments or benefits if he elects not to be bound by the covenant not to compete in his employment agreement.
(3)	Upon change of control of the Company, payment will be made under the CIP plan. The current or future value of the CIP units cannot be reasonably estimated.
(4)	If a change in control occurs before February 8, 2009, Mr. Radhakrishnan will receive a payment pursuant to the letter agreement dated May 8, 2008.

Compensation of Directors

The members of our board of directors who are not employees or affiliated with the Company may receive compensation for their services as directors in an amount of $50,000 annually, and the chairman of our audit committee receives $100,000 annually.  All payments are made in quarterly installments.  In addition, our directors receive reimbursement of expenses incurred in connection with their participation on the board.

The following table provides information concerning compensation awarded to, earned by, or paid to our non-employee directors during the year ended August 30, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Total ($)
Peter Lamm (1)	$-	$-		$-
Mac LaFollette (1)	-	-		-
W. Gregg Smart (1)	-	-		-
Jean Ann McKenzie	50,000	-	(2)	50,000
Myles Kleeger	50,000	-	(2)	50,000
Alan J. Bowers	112,500	-		112,500

(1)	Messrs. Lamm, LaFollette and Smart are considered affiliates of the Company through their positions with Fenway Partners. Therefore they do not receive compensation for their services as directors.
(2)
Ms. McKenzie and Mr. Kleeger were each granted 95 Time-Based Units under the CIP during fiscal 2008.  As the payment under the CIP is contingent on occurrence of a liquidity event which is not assessed to be probable, and the amount payable under the plan is not reasonably estimable as of the date of the financial statements, no expense has been recognized for units granted under the plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table provides certain information as of the date of this report with respect to the beneficial ownership of the interests in Parent Holdings, by (i) each holder known by us who beneficially owns 5% or more of the outstanding equity interests of Parent Holdings, (ii) each of the members of our board of directors, (iii) each of our named executive officers and (iv) all of the members of our board of directors and our executive officers as a group. Unless otherwise indicated, the business address of each person is our corporate address.

		Percentage		Percentage
		Ownership		Ownership
		Interest in		Interest In
	Common	Common	Preferred	Preferred
	Stock	Stock	Stock	Stock
American Achievement Holdings LLC (1)	415,510	82%	—	—
c/o Fenway Partners, LLC.
152 West 57th Street
New York, NY 10019
Investors advised by J.P. Morgan Investment Management Inc. (2)	70,729	14%	—	—
c/o J.P.Morgan Investment Management Inc.
522 Fifth Avenue
New York, New York 10036
Carlyle Mezzanine Partners, L.P.	—	—	7,500	100%
1001 Pennsylvania Avenue
Washington, D.C. 20004-2505
Alan J. Bowers	—	—	—	—
Myles Kleeger	—	—	—	—
Mac LaFollette
Peter Lamm (3)	415,510	82%	—	—
Jean Ann McKenzie	—	—	—	—
W. Gregg Smart	—	—	—	—
All executive officers and directors as a group (13 persons) (4)	415,510	82	—	—

(1)
All of the voting interests of American Achievement Holdings LLC are held by Fenway Partners Capital Fund II, L.P., FPIP, LLC and FPIP Trust, LLC, each of which are affiliates of Fenway Partners, LLC. Accordingly, such entities may be deemed to beneficially own the shares of common stock held by American Achievement LLC. Each of such entities disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein.

(2)
The investors are J.P. Morgan U.S. Direct Corporate Finance Institutional Investors II LLC (“CFII I”), which holds 67,715 shares of common stock, J.P. Morgan U.S. Direct Corporate Finance Private Investors II LLC (“CFII P”), which holds 2,660 shares of common stock and 522 Fifth Ave Fund, L.P. (“522”), which holds 354 shares of common stock. J.P. Morgan Investment Management Inc., a registered investment advisor, controls the voting and disposition of these shares as the owner of the managing member of CFII I and CFII P and as investment advisor to 522.

(3)
Mr. Lamm is a founder of Fenway Partners, LLC. a managing member of Fenway Partners II LLC, the general partner of Fenway Partners Capital Fund II, L.P. and is a managing member of each of FPIP, LLC and FPIP Trust, LLC. Accordingly, Mr. Lamm may be deemed to beneficially own the shares of common stock held by American Achievement Holdings LLC. Mr. Lamm disclaims beneficial ownership of such shares except to the extent of his pecuniary interests therein.

(4)	None of our named executive officers are currently beneficial owners of interests in Parent Holdings and are therefore not listed separately in this table.

Item 13. Certain Relationships and Related Transactions and Director Independence

Arrangements with Our Investors

     An investor group led by Fenway Partners Capital Fund II, L.P. owns substantially all of the outstanding common stock of Parent Holdings. These investors entered into a stockholders agreement with Parent Holdings, which agreement contains agreements with respect to the election of directors of our company, restrictions on issue or transfer of shares, registration rights and other special corporate governance provisions. The agreement contains customary indemnification provisions. One of our directors, Peter Lamm, is a managing member of the general partner of Fenway Partners Capital Fund II, L.P.

Management Agreement

     AAC Holding Corp. and AAC entered into a management agreement with Fenway Partners, LLC, an affiliate of Fenway Partners Capital Fund, II, L.P., pursuant to which Fenway Partners, LLC provides management and other advisory services. Pursuant to this agreement, Fenway Partners, LLC receives an aggregate annual management fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA. EBITDA is defined in the management agreement as earnings before interest, taxes, depreciation, amortization, restructuring charges, management fees and other one-time non-recurring charges. In addition, the management agreement provides that Fenway Partners, LLC will also receive customary fees in connection with certain subsequent financing and acquisition transactions. The management agreement includes customary indemnification provisions in favor of Fenway Partners, LLC and its affiliates. Amounts paid under the management agreement totaled approximately $3.4 million and $3.7 million for the years ended August 30, 2008 and August 25, 2007, respectively.

Policies and Procedures for Review of Related-Person Transactions

     Minimal related party activity occurs year to year and all reportable items are well-known, including Fenway management fees and expenses, board of director expenses and a building lease at one of our subsidiaries.  Related party transactions are monitored by the Vice President of Legal Affairs.

Director Independence

     Although none of the Company’s securities are listed on any stock exchange, the Board of Directors is required to select and apply the independence standards of a stock exchange.  For the purposes of determining the independence of the Company’s directors and committee members, the Board of Directors selected the definition used by the NASDAQ Stock Market.  Under the NASDAQ listing standards, Jean Ann McKenzie, Alan J. Bowers and Myles Kleeger qualify as independent directors.

     The Board of Directors is also required to review its committees to determine if its members meet the NASDAQ Stock Market definitions of director independence for purposes of such committees.  For the audit committee, the Board of Directors concluded that two of the three members, Mac LaFollette and W. Gregg Smart, are not independent due to their association with Fenway Partners Capital Fund II, L.P.  The third audit committee member, Alan J. Bowers, is independent and qualifies as a financial expert as required by Rule 4350(d)(2)(A) of the NASDAQ listing standards.  Additionally, for the compensation committee, the Board of Directors concluded that all three of its members, Mac LaFollette, W. Gregg Smart and Peter Lamm, are not independent under the NASDAQ listing standards.

Item 14. Principal Accountant Fees and Services

     The following table sets forth the aggregate fees billed to the Company for the fiscal years 2008 and 2007 by Deloitte & Touche LLP:

			% of Services
	Fiscal Year Ended		Fiscal Year Ended
	August 30, 2008	August 25, 2007	August 30, 2008	August 25, 2007
Audit fees	$971,000	$636,000	81%	81%
Tax fees	152,000	125,000	13%	16%
All other fees	79,000	22,000	6%	3%
Total fees	$1,202,000	$783,000	100%	100%

      The “Audit Fees” billed during the periods above were for professional services rendered for the annual audit and quarterly reviews of our financial statements. “Tax Fees” consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” relate to services provided related to the Transaction for the year ended August 30, 2008 and relate to due diligence as a part of the Powers acquisition for the year ended August 25, 2007.

     The Audit Committee approved all audit and non-audit services to be performed for the Company by its independent registered public accounting firm. The Audit Committee has considered the role of Deloitte & Touche LLP in providing audit, audit-related and tax services to the Company and has concluded that such services are compatible with Deloitte & Touche LLP’s role as the Company’s independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits and Financial Statement Schedules
The following documents are filed as part of this report;
1. Consolidated Financial Statements. See “Index to Consolidated Financial Statements” — Item 8.
2. Financial Statement Schedules. No financial statement schedules are submitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements.
3. Exhibits. See “Exhibit Index.”

EXHIBIT INDEX

Exhibit
Number	Designation

3.1
Certificate of Incorporation of American Achievement Group Holding Corp. (incorporated by reference to Exhibit 3.1 to American Achievement Group Holdings Corp.’s Form S-4 as filed on September 1, 2006).

3.2	Bylaws of American Achievement Group Holding Corp. (incorporated by reference to Exhibit 3.2 to American Achievement Group Holdings Corp.’s Form S-4 as filed on September 1, 2006)

3.3	Amended and Restated Certificate of Incorporation of AAC Group Holding Corp. (incorporated by reference to Exhibit 3.1 to AAC Group Holding Corp.’s Form 8-K as filed on January 24, 2006).

3.4	Bylaws of AAC Group Holding Corp. (incorporated by reference to Exhibit 3.2 to AAC Group Holding Corp.’s Form S-4 as filed on December 21, 2004).

3.5	Certificate of Incorporation of American Achievement Corporation (incorporated by reference to Exhibit 3.1 to American Achievement Corporation’s Form S-4/A as filed on March 14, 2002).

3.6	Bylaws of American Achievement Corporation (incorporated by reference to Exhibit 3.2 to American Achievement Corporation’s Amended Form S-4 as filed on April 5, 2002).

4.1
Indenture, dated as of June 12, 2006, among the American Achievement Group Holding Corp. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to American Achievement Group Holdings Corp.’s Form S-4 as filed on September 1, 2006).

4.2	Form of 14.75% Senior PIK Note due October 1, 2012 (incorporated by reference to Exhibit 4.2 to American Achievement Group Holdings Corp.’s Form S-4 as filed on September 1, 2006).

4.3
Exchange and Registration Rights Agreement, dated June 12, 2006, among American Achievement Group Holding Corp., Goldman, Sachs & Co. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.3 to American Achievement Group Holdings Corp.’s Form S-4 as filed on September 1, 2006)

4.4
Indenture, dated as of November 16, 2004, among the AAC Group Holding Corp. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.7 to AAC Group Holding Corp.’s Form S-4 as filed on December 21, 2004).

4.5	Form of 10.75% Senior Discount Note due October 1, 2012 (incorporated by reference to Exhibit 4.8 to AAC Group Holding Corp.’s Form S-4 as filed on December 21, 2004).

4.6
Indenture, dated as of March 25, 2004, among The Bank of New York, as Trustee, and the Guarantors (incorporated by reference to Exhibit 4.1 to American Achievement Corporation’s Report on Form 10-Q, dated July 13, 2004).

4.7	Form of 8.25% Senior Subordinated Notes due April 1, 2012 (incorporated by reference to Exhibit 4.2 to American Achievement Corporation’s Quarterly Report on Form 10-Q as filed on July 13, 2004).

4.8	Supplemental Indenture, dated as of July 9, 2008, among American Achievement Corporation, the Guarantors and The Bank of New York Mellon Trust Company, as Trustee.

4.9	Supplemental Indenture, dated as of July 9, 2008, among AAC Group Holding Corp. and U.S. Bank National Association, as Trustee.

4.10	Supplemental Indenture, dated as of August 8, 2008, among American Achievement Group Holding Corp. and U.S. Bank National Association, as Trustee.

10.1
Credit and Guaranty Agreement, dated March 25, 2004, by and among American Achievement Corporation, the Guarantors, Goldman Sachs Credit Partners L.P. and the other lender parties thereto (incorporated by reference to Exhibit 10.2 American Achievement Corporation’s Quarterly Report on Form 10-Q as filed on July 13, 2004).

10.2
Amendment to Credit Agreement and Guaranty Agreement, dated August 17, 2006, by and among American Achievement Corporation, the Guarantors, Goldman Sachs Credit Partners L.P., and such other lender parties thereto (incorporated by reference to Exhibit 10.1 American Achievement Corporation’s Current Report on Form 8-K as filed on August 18, 2006).

10.3
Pledge and Security Agreement between the Guarantors and Goldman Sachs Credit Partners, L.P., dated March 25, 2004 (incorporated by reference to Exhibit 10.3 of American Achievement Corporation’s Quarterly Report on Form 10-Q as filed on July 13, 2004).

10.4
Intercreditor Agreement between Goldman Sachs Credit Partners L.P., the Secured Parties and The Bank of Nova Scotia, dated March 25, 2004 (incorporated by reference to Exhibit 10.4 of American Achievement Corporation’s Quarterly Report on Form 10-Q as filed on July 13, 2004).

10.5
First Amended and Restated Letter Agreement for Fee Consignment and Purchase of Gold between Commemorative Brands, Inc. and The Bank of Nova Scotia, dated March 25, 2004 (incorporated by reference to Exhibit 10.5 of American Achievement Corporation’s Quarterly Report on Form 10-Q as filed on July 13, 2004).

10.6
Letter Agreement for Addition of Approved Inventory Locations between Commemorative Brands, Inc. and The Bank of Nova Scotia, dated June 9, 2004 (incorporated by reference to Exhibit 10.6 of American Achievement Corporation’s Quarterly Report on Form 10-Q as filed on July 13, 2004).

10.7
Management Advisory Agreement by and between AAC Holding Corp., American Achievement Corporation, and Fenway Partners, Inc., dated March 25, 2004 (incorporated by reference to Exhibit 10.7 of American Achievement Corporation’s Quarterly Report on Form 10-Q as filed on July 13, 2004).

10.8
Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Donald J. Percenti (incorporated by reference to Exhibit 10.11 of American Achievement Corporation’s Form S-4/A as filed on April 5, 2002).

10.9
First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Donald J. Percenti dated April 9, 2004 (incorporated by reference to Exhibit 10.15 of American Achievement Corporation’s Form S-4 as filed on July 22, 2004).

10.10
Employment Agreement, dated as of April 16, 2007 by and between Commemorative Brands, Inc. and Kris G. Radhakrishnan. (incorporated by reference to Exhibit 10.10 of American Achievement Corporation’s Annual Report on Form 10-K as filed on December 7, 2007)

10.11
Employment Agreement, dated as of December 16, 1996 by and between Commemorative Brands, Inc. and Sherice P. Bench, as amended (incorporated by reference to Exhibit 10.12 of American Achievement Corporation’s Form S-4/A as filed on April 5, 2002)

10.12
First Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Sherice P. Bench, dated July 2, 1999 (incorporated by reference to Exhibit 10.13 of American Achievement Corporation’s Form S-4 as filed on July 22, 2004).

10.13
Second Amendment to the Employment Agreement by and between Commemorative Brands, Inc. and Sherice P. Bench dated April 9, 2004 (incorporated by reference to Exhibit 10.14 of American Achievement Corporation’s Form S-4 as filed on July 22, 2004).

10.14
Employment Agreement dated as of February 1, 2006 between Commemorative Brands, Inc. and Matthew Gase (incorporated by reference to Exhibit 10.1 to American Achievement Corporation’s Current Report on Form 8-K as filed on June 5, 2006).

10.15
Employment Agreement, dated as of April 18, 2006 by and between Commemorative Brands, Inc. and Ann Broome. (incorporated by reference to Exhibit 10.18 of American Achievement Corporation’s Annual Report on Form 10-K as filed on December 7, 2007)

10.16	Letter Agreement, dated as of May 8, 2006 by and between American Achievement Corporation and Kris Radhakrishnan.

12.1	Statement regarding Calculation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of American Achievement Group Holding Corp.

31.1	Certification by Donald J. Percenti pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Kris G. Radhakrishnan pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Donald J. Percenti pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Kris G. Radhakrishnan pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

AMERICAN ACHIEVEMENT GROUP HOLDING CORP. (Registrant)
AAC GROUP HOLDING CORP. (Registrant)
AMERICAN ACHIEVEMENT CORPORATION (Registrant)
/s/ Donald J. Percenti	/s/ Kris G. Radhakrishnan
Donald J. Percenti	Kris G. Radhakrishnan
Chief Executive Officer	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrants and in the capacities as of this 24th day of November, 2008.

Signatures	Title
/s/ Donald J. Percenti	President and Chief Executive Officer (Principal Executive Officer) and Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation
Donald J. Percenti

/s/ Kris G. Radhakrishnan	Chief Financial Officer and Treasurer of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation
Kris G. Radhakrishnan

/s/ Mac LaFollette	Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation
Mac LaFollette

/s/ Peter Lamm	Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation
Peter Lamm

/s/ W. Gregg Smart	Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation
W. Gregg Smart

/s/ Alan J. Bowers	Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation
Alan J. Bowers

/s/ Jean Ann McKenzie	Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation
Jean Ann McKenzie

/s/ Myles Kleeger	Director of American Achievement Group Holding Corp., AAC Group Holding Corp., and American Achievement Corporation
Myles Kleeger