Form 10-Q
period 2009-05-30
AAC Group Holding Corp.; AMERICAN ACHIEVEMENT CORP
filed 2009-07-10
CIK 1311835, 1168468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 30, 2009

OR

⁭	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBERS 333-121479 AND 333-84294

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-1854833
DELAWARE	13-4126506
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)
7211 CIRCLE S ROAD
AUSTIN, TEXAS 78745
(Address of principal executive offices) (Zip Code)
Registrants’ Telephone Number, Including Area Code (512) 444-0571

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ⁭ No ☑.  Although the registrants are not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, the registrants have filed all reports for the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ⁭ No ⁭

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ⁭                                                                                                            Accelerated filer ⁭
Non-accelerated filer ☑(do not check if smaller reporting company)                                Smaller reporting company ⁭

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ⁭ No ☑.

Number of shares outstanding of AAC Group Holding Corp. as of June 30, 2009: 100 shares of common stock.
Number of shares of American Achievement Corporation outstanding as of June 30, 2009: 100 shares of common stock.

This Form 10-Q is a combined quarterly report being filed separately by AAC Group Holding Corp. and American Achievement Corporation. Unless the context indicates otherwise, any reference in this report to “Intermediate Holdings” refers to AAC Group Holding Corp. and “AAC” refers to American Achievement Corporation, the indirect wholly-owned operating subsidiary of Intermediate Holdings. The “Company”, “we”, “us”, and “our” refer to AAC Group Holding Corp. together with American Achievement Corporation.

FOR THE QUARTERLY PERIOD ENDED MAY 30, 2009
INDEX

Explanatory Note

This combined Form 10-Q is separately filed by AAC Group Holding Corp. and American Achievement Corporation. Each Registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

Unless the context indicates otherwise, any reference in this report to “Intermediate Holdings” refers to AAC Group Holding Corp. and “AAC” refers to American Achievement Corporation, the indirect wholly-owned operating subsidiary of Intermediate Holdings. The “Company”, “we”, “us”, and “our” refer to AAC Group Holding Corp. together with American Achievement Corporation.

AAC GROUP HOLDING CORP.
Condensed Consolidated Balance Sheets
(unaudited)

	Intermediate Holdings
	May 30, 2009	August 30, 2008
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$15,332	$9,746
Accounts receivable, net of allowances	75,648	36,920
Inventories	18,295	27,411
Deferred tax assets	4,222	12,196
Prepaid expenses and other current assets, net	13,221	19,395
Total current assets	126,718	105,668

Property, plant and equipment, net	61,862	68,477
Goodwill	171,323	171,073
Other intangible assets, net	89,464	97,000
Other assets, net	13,421	12,555
Total assets	$462,788	$454,773

LIABILITIES AND STOCKHOLDER'S EQUITY
Book overdraft	$110	$61
Accounts payable	10,438	10,900
Customer deposits	25,885	8,102
Accrued expenses	27,705	16,863
Deferred revenue	720	2,750
Accrued interest	4,369	5,722
Current portion of long-term debt	3,123	2,908
Total current liabilities	72,350	47,306

Long-term debt, net of current portion	325,254	352,998
Deferred tax liabilities	48,533	21,595
Other long-term liabilities	2,692	2,703
Total liabilities	448,829	424,602

Commitments and contingencies (Note 7)

Stockholder's equity:
Common stock	-	-
Additional (distributions in excess of) paid-in capital	(2,847)	24,309
Accumulated earnings	14,317	3,153
Accumulated other comprehensive income	2,489	2,709
Total stockholder's equity	13,959	30,171

Total liabilities and stockholder's equity	$462,788	$454,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)

	AAC
	May 30, 2009	August 30, 2008
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$14,765	$9,735
Accounts receivable, net of allowances	75,648	36,920
Inventories	18,295	27,411
Deferred tax assets	4,555	14,920
Prepaid expenses and other current assets, net	13,221	18,839
Total current assets	126,484	107,825

Property, plant and equipment, net	61,862	68,477
Goodwill	171,323	171,073
Other intangible assets, net	89,464	97,000
Other assets, net	11,939	10,739
Total assets	$461,072	$455,114

LIABILITIES AND STOCKHOLDER'S EQUITY
Book overdraft	$110	$61
Accounts payable	10,438	10,900
Customer deposits	25,885	8,102
Accrued expenses	27,836	16,852
Deferred revenue	720	2,750
Accrued interest	2,122	5,722
Current portion of long-term debt	3,123	2,908
Total current liabilities	70,234	47,295

Long-term debt, net of current portion	193,754	222,577
Deferred tax liabilities	66,909	39,580
Other long-term liabilities	2,659	2,675
Total liabilities	333,556	312,127

Commitments and contingencies (Note 7)

Stockholder's equity:
Common stock	-	-
Additional paid-in capital	75,316	109,211
Accumulated earnings	49,711	31,067
Accumulated other comprehensive income	2,489	2,709
Total stockholder's equity	127,516	142,987

Total liabilities and stockholder's equity	$461,072	$455,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Operations
(unaudited)

	Intermediate Holdings
	For the three months ended		For the nine months ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
	(Dollars in thousands)

Net sales	$144,842	$157,142	$250,169	$269,710
Cost of sales	55,353	62,432	105,511	114,614
Gross profit	89,489	94,710	144,658	155,096
Selling, general and administrative expenses	44,256	50,094	101,775	111,184
Operating income	45,233	44,616	42,883	43,912
Interest expense, net	7,497	8,469	22,783	24,990
Income from continuing operations before income taxes	37,736	36,147	20,100	18,922
Provision for income taxes	16,574	16,846	8,936	9,306
Income from continuing operations	21,162	19,301	11,164	9,616
Discontinued operations:
Loss from discontinued operations before income taxes	-	(72)	-	(7,200)
Benefit for income taxes	-	(28)	-	(2,815)
Loss from discontinued operations	-	(44)	-	(4,385)
Net income	$21,162	$19,257	$11,164	$5,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)

	AAC
	For the three months ended		For the nine months ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
	(Dollars in thousands)

Net sales	$144,842	$157,142	$250,169	$269,710
Cost of sales	55,353	62,432	105,511	114,614
Gross profit	89,489	94,710	144,658	155,096
Selling, general and administrative expenses	44,256	50,094	101,775	111,184
Operating income	45,233	44,616	42,883	43,912
Interest expense, net	4,022	5,022	12,390	15,303
Income from continuing operations before income taxes	41,211	39,594	30,493	28,609
Provision for income taxes	15,969	16,012	11,849	11,664
Income from continuing operations	25,242	23,582	18,644	16,945
Discontinued operations:
Loss from discontinued operations before income taxes	-	(72)	-	(7,200)
Benefit for income taxes	-	(28)	-	(2,815)
Loss from discontinued operations	-	(44)	-	(4,385)
Net income	$25,242	$23,538	$18,644	$12,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
Condensed Consolidated Statements of Cash Flows
 (unaudited)

	Intermediate Holdings
	For the nine months ended
	May 30, 2009	May 31, 2008
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$11,164	$5,231
Adjustments to reconcile net income to net cash provided by operating activities:
Other charges	-	5,542
Depreciation and amortization	19,189	18,393
Deferred income taxes	7,493	5,033
Amortization of deferred financing fees	1,502	1,481
Accretion of interest on 10.25% senior discount notes	1,079	9,369
Loss (gain) on disposal of property, plant and equipment	8	(12)
Allowance for doubtful accounts	234	736
Changes in assets and liabilities:
Accounts receivable	(38,962)	(33,003)
Inventories	9,154	10,539
Prepaid expenses and other current assets, net	6,174	2,750
Other assets, net	(1,591)	2,198
Customer deposits	17,783	13,639
Deferred revenue	(2,030)	(3,964)
Accounts payable, accrued expenses, accrued interest and other long-term liabilities	8,338	8,091
Net cash provided by operating activities	39,535	46,023
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,311)	(11,037)
Proceeds from sales of property, plant and equipment	-	61
Business acquisition, purchase price adjustment	(83)	-
Net cash used in investing activities	(4,394)	(10,976)
Cash flows from financing activities:
Payments on revolving credit facility	(6,000)	(21,905)
Proceeds from revolving credit facility	6,000	14,100
Payments on term loan	(28,608)	(11,395)
Deferred financing fees	(1,396)	-
Contribution of capital	400	-
Change in book overdraft	49	(3,419)
Net cash used in financing activities	(29,555)	(22,619)
Net increase in cash and cash equivalents	5,586	12,428
Cash and cash equivalents, beginning of period	9,746	1,168
Cash and cash equivalents, end of period	$15,332	$13,596

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,575	$17,475
Income taxes	$945	$914

Supplemental non-cash investing and financing activities disclosure:
Additions to property, plant and equipment included in accounts payable	$286	$74
Increase in goodwill for purchase price adjustment included in accounts payable and other long-term liabilities	$167	$-
Non-cash distribution of net operating loss deferred tax asset to American Achievement Group Holding Corp.	$27,556	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN ACHIEVEMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)

	AAC
	For the nine months ended
	May 30, 2009	May 31, 2008
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$18,644	$12,560
Adjustments to reconcile net income to net cash provided by operating activities:
Other charges	-	5,542
Depreciation and amortization	19,189	18,393
Deferred income taxes	10,275	7,391
Amortization of deferred financing fees	1,168	1,147
Loss (gain) on disposal of property, plant and equipment	8	(12)
Allowance for doubtful accounts	234	736
Changes in assets and liabilities:
Accounts receivable	(38,962)	(33,003)
Inventories	9,154	10,539
Prepaid expenses and other current assets, net	5,618	2,750
Other assets, net	(1,591)	2,198
Customer deposits	17,783	13,639
Deferred revenue	(2,030)	(3,964)
Accounts payable, accrued expenses, accrued interest and other long-term liabilities	6,228	8,091
Net cash provided by operating activities	45,718	46,007
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,311)	(11,037)
Proceeds from sales of property, plant and equipment	-	61
Business acquisition, purchase price adjustment	(83)	-
Net cash used in investing activities	(4,394)	(10,976)
Cash flows from financing activities:
Payments on revolving credit facility	(6,000)	(21,905)
Proceeds from revolving credit facility	6,000	14,100
Payments on term loan	(28,608)	(11,395)
Deferred financing fees	(1,396)	-
Distribution to Intermediate Holdings	(6,739)	-
Contribution of capital	400	-
Change in book overdraft	49	(3,419)
Net cash used in financing activities	(36,294)	(22,619)
Net increase in cash and cash equivalents	5,030	12,412
Cash and cash equivalents, beginning of period	9,735	620
Cash and cash equivalents, end of period	$14,765	$13,032

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,836	$17,475
Income taxes	$945	$914
Supplemental non-cash investing and financing activities disclosure:
Additions to property, plant and equipment included in accounts payable	$286	$74
Increase in goodwill for purchase price adjustment included in accounts payable and other long-term liabilities	$167	$-
Non-cash distribution of net operating loss deferred tax asset to Intermediate Holdings	$27,556	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

1. Summary of Organization and Significant Accounting Policies

Organization

The consolidated financial statements of AAC Group Holding Corp. (“Intermediate Holdings”) include the accounts of its indirect wholly-owned subsidiary, American Achievement Corporation (“AAC”), each of which are separate public reporting companies.  Intermediate Holdings is a wholly-owned subsidiary of American Achievement Group Holding Corp. (“Parent Holdings”). On June 2, 2009, Intermediate Holdings became a wholly-owned subsidiary of American Achievement Intermediate Holding Corp, a newly formed wholly-owned subsidiary of Parent Holdings.

Intermediate Holdings and AAC are treated as entities under common control.  Intermediate Holdings and AAC together with their consolidated subsidiaries are referred to as the “Company.” Unless separately stated, the notes herein relate to Intermediate Holdings and AAC.

Description of Business

The Company is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school, college, junior high school and elementary school markets and of recognition products, such as letter jackets, and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company markets its products and services primarily in the United States and operates in four reporting segments: class rings, yearbooks, graduation products and other. The Company’s corporate office is located in Austin, Texas and its manufacturing facilities are located in Austin, Dallas, El Paso and Waco, Texas; Louisville, Kentucky; Manhattan, Kansas; and Juarez, Mexico.

As described in Note 3, during the first quarter of fiscal year 2008, the Company decided to shut down its achievement publications segment.  This segment sold achievement publications in the specialty directory publishing industry nationwide.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and nine months ended May 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 2009. The interim condensed consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended August 30, 2008 included in the Company’s Report on Form 10-K (File No. 333-84294, 333-121479 and 333-137067) filed on November 25, 2008.

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of SFAS 165 are effective for the Company beginning with the fourth quarter of its fiscal year 2009. The Company does not expect the adoption of the standard to have a material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for the Company beginning with its fiscal year 2009. The adoption of the standard did not have a material impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of defined benefit postretirement plans as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.   The Company adopted the recognition and disclosure provisions of SFAS 158 in fiscal 2007. The measurement date provisions of SFAS 158 are effective for the Company beginning with its fiscal year 2009 and the Company will use a measurement date as of the end of its fiscal year for its defined benefit postretirement plans in fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for the Company for fiscal years beginning with its fiscal year 2009.  The standard did not have a material impact on the Company’s financial position and results of operations.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

2. Comprehensive Income

The following amounts were included in determining comprehensive income for the three and nine months ended May 30, 2009 and May 31, 2008.

	For the three months ended		For the nine months ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Intermediate Holdings
Net income	$21,162	$19,257	$11,164	$5,231
Amortization of net actuarial gain and prior service costs - pension and postretirement plans, net of tax	(72)	(73)	(220)	(223)
Total comprehensive income	$21,090	$19,184	$10,944	$5,008

	For the three months ended		For the nine months ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
AAC
Net income	$25,242	$23,538	$18,644	$12,560
Amortization of net actuarial gain and prior service costs - pension and postretirement plans, net of tax	(72)	(73)	(220)	(223)
Total comprehensive income	$25,170	$23,465	$18,424	$12,337

3. Discontinued Operations

On October 26, 2007, the Company announced a planned shutdown of the achievement publications segment. Operations of this segment have ceased and have been eliminated from the ongoing operations of the Company as a result of the shutdown. All activities in connection with the shutdown were completed prior to May 31, 2008, and the Company has not had any significant continuing involvement in this segment since then.

The results of operations of the achievement publications business are reported as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended May 31, 2008.  Prior to the shutdown, the achievement publications business was included as the Company’s achievement publications reporting segment.  Net sales and loss from discontinued operations for the three and nine months ended May 31, 2008 are as follows:

	For the three months ended	For the nine months ended
	May 31, 2008	May 31, 2008
Discontinued operations:
Net sales	$-	$1,758

Operating loss	$(72)	$(7,200)
Benefit for income taxes	(28)	(2,815)
Loss from discontinued operations	$(44)	$(4,385)

The Company recognized charges of $5.5 million during the nine months ended May 31, 2008 primarily related to the write-off of the remaining carrying value of tangible and intangible assets upon shutdown of the achievement publications segment.  These charges are included in the loss from discontinued operations in the condensed consolidated statements of operations and in other charges in the condensed consolidated statements of cash flows. Also included in loss from discontinued operations for the nine months ended May 31, 2008, are $0.7 million of costs incurred for contract termination and employee termination costs related to the shutdown.  All such costs have been paid.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

4. Inventories

	May 30, 2009	August 30, 2008

Raw materials	$8,658	$15,840
Work in process	5,057	5,431
Finished goods	5,422	6,540
Less—Reserves	(842)	(400)
	$18,295	$27,411

The Company’s cost of sales includes depreciation of $4.6 million and $4.0 million for the three months ended May 30, 2009 and May 31, 2008, respectively, and $8.7 million and $7.7 million for the nine months then ended, respectively.

5. Goodwill and Other Intangible Assets

Goodwill

Segment:	May 30, 2009	August 30, 2008
Class Rings	$67,092	$67,092
Yearbooks	65,241	65,241
Graduation Products	23,781	23,781
Other	15,209	14,959
Total	$171,323	$171,073

On January 6, 2009, Commemorative Brands, Inc. (“CBI”), a wholly owned subsidiary of AAC, entered into an amendment to the stock purchase agreement related to the acquisition of Powers Embroidery Inc. in fiscal 2007.  The amended agreement provides for $0.3 million of additional purchase price instead of the provision in the original agreement that provided for up to $1.5 million additional purchase price payment that was contingent upon the acquired business achieving certain financial goals through August 2010.  The $0.3 million of additional purchase price is to be paid over three years beginning January 2009, of which $0.1 million was paid during the nine months ended May 30, 2009.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

Other Intangible Assets

	May 30, 2009
	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
Trademarks	Indefinite	$36,826	$-	$36,826
Patents	14 to 17 years	7,317	(2,290)	5,027
Customer lists and distribution contracts	3 to 12 years	98,340	(50,729)	47,611

Total		$142,483	$(53,019)	$89,464

	August 30, 2008
	Estimated	Gross	Accumulated	Net
	Useful Life	Asset	Amortization	Asset
Trademarks	Indefinite	$36,826	$-	$36,826
Patents	14 to 17 years	7,317	(1,960)	5,357
Customer lists and distribution contracts	3 to 12 years	97,740	(42,923)	54,817

Total		$141,883	$(44,883)	$97,000

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company tests goodwill and indefinite-lived intangibles for impairment on an annual basis or more frequently if impairment indicators occur.  If the fair value of each reporting unit exceeds its carrying value, goodwill is not considered to be impaired.  The Company determines the fair value of each reporting unit using a discounted cash flow analysis to measure the present value of anticipated future net cash flows of the reporting unit.  Significant judgments and assumptions including projecting future cash flows, determining appropriate discount rates and other assumptions are inherent in the discounted cash flow analysis.  Actual results may vary from the assumptions used in the Company’s fair value calculations.

The recent and current weak economic conditions have had an unfavorable impact on the Company’s sales and results of operations, which is expected to continue for the rest of this fiscal year and into next year.  This change in the Company’s forecasts constituted a triggering event requiring an interim impairment analysis as of February 28, 2009.  At February 28, 2009, the estimated fair value of each of the Company’s reporting units exceeded its carrying value, thus indicating that no impairment existed as of that date.  Significant judgments were required in the preparation of the forecasts. Unforeseen future events could adversely affect such forecasts and thereby the reported value of goodwill and trademarks in the future.  There have been no material changes or triggering events since the date of this interim impairment analysis.

Total amortization on other intangible assets was $2.7 million and $3.2 million for the three months ended May 30, 2009 and May 31, 2008, respectively, and was $8.1 million and $8.4 million for the nine months ended May 30, 2009 and May 31, 2008, respectively, and is recorded as selling, general and administrative expenses. Estimated annual amortization expense is as follows:

Year	Amount
2009	$10,849
2010	10,249
2011	10,249
2012	9,816
2013	9,220

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

6. Long-term Debt

	May 30, 2009	August 30, 2008
Intermediate Holdings
10.25% Senior discount notes due October 1, 2012 (net of unamortized discount of $0 and $1,079, respectively)	$131,500	$130,421
8.25% Senior subordinated notes due April 1, 2012	150,000	150,000
Senior secured credit facility:
Revolving credit facility due 2011	-	-
Term loan due 2011	46,877	75,485
Total	328,377	355,906
Less current portion of long-term debt	(3,123)	(2,908)
Total long-term debt	$325,254	$352,998

	May 30, 2009	August 30, 2008
AAC
8.25% Senior subordinated notes due April 1, 2012	$150,000	$150,000
Senior secured credit facility:
Revolving credit facility due 2011	-	-
Term loan due 2011	46,877	75,485
Total	196,877	225,485
Less current portion of long-term debt	(3,123)	(2,908)
Total long-term debt	$193,754	$222,577

Senior Secured Credit Facility

On May 20, 2009, the Company executed an amendment (the “Second Amendment”) to the senior secured credit facility (as amended, the “Amended Senior Credit Facility”). Among other things, the Second Amendment: (i) modified the existing $40 million revolving facility to a $25 million revolving facility available through March 25, 2011 and eliminated incremental facilities of up to $75 million available under the original agreement, (ii) increased interest rates, term loan quarterly amortization, and revolving commitment fees paid to lenders, (iii) modified the limitations on restricted payments, dividends or distributions, and permitted acquisitions, and (iv) modified those covenants relating to the maintenance of a maximum leverage ratio and minimum interest coverage ratio to be less restrictive for fiscal quarters beginning August 30, 2009.

In connection with the Second Amendment, the Company incurred costs totaling $2.5 million, of which $1.1 million was recorded as selling, general and administrative expense during the three months ended May 30, 2009, and $1.4 million are included in other assets and will be amortized over the remaining term of the Amended Senior Credit Facility.

The term loan of the Amended Senior Credit Facility is due in March 2011. Quarterly payments of $1.0 million are required beginning August 30, 2009 through February 28, 2011. The term loan of the Amended Senior Credit Facility has an interest rate based on the higher of the prime rate or 2.0%, plus points based on a calculated leverage ratio as defined in the agreement. The interest rate on the term loan of the Amended Senior Credit Facility was 6.25% at May 30, 2009. During the nine months ended May 30, 2009 and May 31, 2008, the Company paid down $28.6 million and $11.4 million of the term loan of the Amended Senior Credit Facility, of which $2.6 million and $0.9 million, respectively, were mandatory payments.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

The revolving credit facility matures in March 2011. Availability under the revolving credit facility is restricted to a total revolving commitment of $25.0 million as defined in the credit agreement governing the Amended Senior Credit Facility. Availability under the revolving credit facility as of May 30, 2009 was approximately $23.3 million with $1.7 million in letters of credit outstanding.

Advances under the revolving credit facility may be made as base rate loans or LIBOR loans at AAC’s election. Interest rates payable upon advances are based upon the higher of 3.0% or the base rate, which is derived from the Prime Rate or Federal Funds Effective Rate as defined in the credit agreement, or the higher of 2.0% or LIBOR depending on the type of loan AAC chooses, plus an applicable margin based on a calculated leverage ratio as defined in the agreement.

The Amended Senior Credit Facility contains restrictions on the ability of AAC to pay dividends and make certain other payments to Parent Holdings and its subsidiaries. Pursuant to each arrangement, AAC may, subject to certain limitations, pay dividends or make such payments in connection with (i) repurchases of certain capital stock of Parent Holdings and (ii) the payment by Parent Holdings of taxes, costs and other expenses required to maintain its legal existence and legal, accounting and other overhead costs in the ordinary course of business, (iii) the payment by Intermediate Holdings of interest on the 10.25% senior discount notes, and (iv) repayment, redemption or repurchase of indebtedness of Parent Holdings and Intermediate Holdings in an amount not to exceed $15.0 million.

AAC was in compliance with the Amended Senior Credit Facility’s covenants as of May 30, 2009.

10.25% Senior Discount Notes

Interest accrued on the 10.25% senior discount notes in the form of an increase in the accreted value of the notes through October 1, 2008. Thereafter, cash interest on the 10.25% senior discount notes accrues and is payable semiannually in arrears on April 1 and October 1 of each year, at a rate of 10.25% per annum.  The initial interest payment of $6.7 million was funded by AAC on April 1, 2009, and was accounted for as a capital distribution from AAC and reflected as a reduction of AAC’s additional paid-in capital.

The following table represents the amount of interest income included in interest expense, net, for the three and nine months ended May 30, 2009 and May 31, 2008:

	For the three months ended		For the nine months ended
	May 30, 2009	May 31, 2008	May 30, 2009	May 31, 2008
Intermediate Holdings	$48	$143	$271	$491
AAC	48	140	271	475

7. Commitments and Contingencies

Pending Litigation

The Company currently is not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on these ordinary legal proceedings, individually or in the aggregate, would not have a materially adverse impact on the Company’s results of operations, financial condition or cash flows.

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

8. Income Taxes

The Company had recorded a deferred tax benefit related to net operating losses with the expectation that the net operating loss carryforward would be used to offset future earnings at AAC.  During the quarter ended February 28, 2009, $27.6 million of this deferred tax benefit was transferred from AAC to Intermediate Holdings to Parent Holdings to be utilized to offset income generated by Parent Holdings in the consolidated income tax return.  This transfer has been accounted for as a distribution by the Company to Parent Holdings and was reflected as a reduction to additional paid-in capital and a reduction of deferred tax assets.

9. Postretirement Pension and Medical Benefits

CBI provides certain healthcare and life insurance benefits for former employees of L.G. Balfour Company, Inc. (“CBI Plan”). Certain hourly employees of Taylor Publishing Company (“Taylor”), a wholly owned subsidiary of AAC, are covered by a defined benefit pension plan (“TPC Plan”) established by Taylor. The benefits under the CBI Plan and TPC Plan are based primarily on the employees’ years of service and compensation near retirement. The CBI Plan was frozen to new entrants effective January 1991. Effective September 2003, the TPC Plan is open for enrollment only for certain hourly employees of Taylor. The funding policies for these plans are consistent with the funding requirements of federal laws and regulations.

For fiscal 2008, the measurement date for the CBI Plan was August 30, 2008, and the measurement date for the TPC Plan was June 30, 2008.  The Company will use a measurement date as of the end of its fiscal year for both plans in fiscal 2009.

The net periodic postretirement benefit income includes the following components:

	For the three months ended
	May 30, 2009		May 31, 2008
		CBI post-		CBI post-
	Taylor pension	retirement	Taylor pension	retirement
Service costs, benefits attributed to service during the period	$18	$-	$21	$-
Interest cost	220	23	229	27
Expected return on assets	(264)	-	(292)	-
Amortization of unrecognized net gain	(7)	(76)	(9)	(77)
Amortization of unrecognized net prior service costs	-	(38)	-	(38)
Net periodic postretirement benefit income	$(33)	$(91)	$(51)	$(88)

	For the nine months ended
	May 30, 2009		May 31, 2008
		CBI post-		CBI post-
	Taylor pension	retirement	Taylor pension	retirement
Service costs, benefits attributed to service during the period	$54	$-	$65	$-
Interest cost	659	68	686	81
Expected return on assets	(793)	-	(876)	-
Amortization of unrecognized net gain	(19)	(227)	(27)	(232)
Amortization of unrecognized net prior service costs	-	(112)	-	(112)
Net periodic postretirement benefit income	$(99)	$(271)	$(152)	$(263)

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

Amounts recognized in accumulated other comprehensive income consist of:

	May 30, 2009		August 30, 2008
	Taylor pension	CBI post-retirement	Taylor pension	CBI post-retirement
Net actuarial gain	$(1,708)	$(1,729)	$(1,727)	$(1,956)
Prior service cost	-	(595)	-	(707)
	$(1,708)	$(2,324)	$(1,727)	$(2,663)

The estimated net gain for the TPC Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal year 2009 is $25 thousand.  The estimated net gain and estimated prior service credit for the CBI Plan that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost in fiscal year 2009 are $0.3 million and $0.1 million, respectively.

10. Related-Party Transactions

On March 25, 2004, AAC entered into a management agreement with an affiliate of Fenway Partners pursuant to which AAC, among other things, agreed to pay such affiliate an annual fee equal to the greater of $3.0 million or 5% of the previous fiscal year’s EBITDA (as defined in the agreement). Amounts expensed by the Company related to the management agreement totaled $0.9 million for the three months ended May 30, 2009 and May 31, 2008 and $2.5 million for the nine months ended May 30, 2009 and May 31, 2008.

As of May 30, 2009 and August 30, 2008, the Company had prepaid management fees of approximately $0.2 million.

11. Business Segments

The Company is a manufacturer and supplier of class rings, yearbooks and other graduation-related scholastic products for the high school, college, junior high school and elementary school markets and of recognition products, such as letter jackets, and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company markets its products and services primarily in the United States and operates in four reporting segments: class rings, yearbooks, graduation products and other.

The Company’s operating segments, on-campus class rings and retail class rings, have been aggregated into one reporting segment, class rings, in accordance with paragraph 26.a. of SFAS 131. The other segment consists primarily of jewelry commemorating family events such as the birth of a child, military and fan affinity jewelry and related products, professional sports championship rings, commercial printing and recognition products such as letter jackets.

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

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(unaudited)

Assets not allocated to the operating segments as of August 30, 2008 represent affiliate receivables from Parent Holdings and are presented in the tables below. The affiliate receivables were fully repaid prior to February 28, 2009.

	Class		Graduation
	Rings	Yearbooks	Products	Other	Total
Three Months Ended May 30, 2009
Net sales	$35,605	$79,298	$21,653	$8,286	$144,842
Segment operating income	6,212	34,106	4,649	266	45,233

Three Months Ended May 31, 2008
Net sales	$40,339	$80,675	$25,645	$10,483	$157,142
Segment operating income (loss)	4,812	33,874	5,961	(31)	44,616

Nine Months Ended May 30, 2009
Net sales	$95,411	$89,372	$40,728	$24,658	$250,169
Segment operating income (loss)	11,144	25,500	6,632	(393)	42,883

Nine Months Ended May 31, 2008
Net sales	$105,855	$92,630	$44,587	$26,638	$269,710
Segment operating income (loss)	11,351	25,081	8,014	(534)	43,912

	Intermediate Holdings
	Class		Graduation		Assets not
	Rings	Yearbooks	Products	Other	Allocated	Total
Segment assets
May 30, 2009	$173,670	$185,391	$59,930	$43,797	$-	$462,788
August 30, 2008	189,633	162,727	55,377	44,703	2,333	454,773

	AAC
	Class		Graduation		Assets not
	Rings	Yearbooks	Products	Other	Allocated	Total
Segment assets
May 30, 2009	$172,938	$184,863	$59,778	$43,493	$-	$461,072
August 30, 2008	189,939	163,139	55,541	44,718	1,777	455,114

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our condensed consolidated financial condition and results of operations should be read in conjunction with the information contained in our condensed consolidated financial statements and accompanying notes included elsewhere in this report. The condensed consolidated financial statements and the notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations (see Note 1 in our condensed consolidated financial statements). The following discussion includes forward looking statements that involve certain risks and uncertainties. See “Disclosure Regarding Forward Looking Statements.”

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

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

Although management believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, we can give no assurance that these expectations will be achieved. Any change in or adverse development, including the following factors, may impact the achievement of results in or accuracy of forward-looking statements:

•	the price of gold and precious, semiprecious and synthetic stones;
•	our access to students and consumers in schools;
•	the seasonality of our business;
•	regulatory and accounting rules;
•	our relationship with its independent sales representatives;
•	fashion and demographic trends;
•	general economic, business, and market trends and events, especially during peak buying seasons for our products;
•	our ability to respond to customer change orders and delivery schedules;
•	development and operating costs;
•	competitive pricing changes;
•	successful completion of management initiatives designed to achieve operating efficiencies;
•	our cash flows; and
•	our ability to draw down funds under its current bank financings and to enter into new bank financings.

The foregoing factors are not exhaustive. New factors may emerge or changes may occur that impact our operations and businesses. Forward-looking statements herein are expressly qualified by the foregoing or such other factors as may be applicable.

You should consider the risks described in our Form 10-K filed with the Securities and Exchange Commission on November 25, 2008 as you review this quarterly report.

General

We are one of the leading manufacturers and suppliers of class rings, yearbooks, graduation products, and recognition products and affinity jewelry in the United States. We market and sell yearbooks to the college, high school, junior high school and elementary school markets. We primarily sell our class rings and graduation products, which include fine paper products and graduation accessories, in the high school, college and junior high school markets. We also sell jewelry commemorating family events such as the birth of a child, military and fan affinity jewelry and related products, professional sports championship rings, commercial printing and recognition products such as letter jackets.

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

We also have exposure to market risk relating to changes in interest rates on our variable rate debt. Our senior secured credit facility (revolver and term loan) is a variable rate arrangement.

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

Company Background

Our business was founded when the operations of ArtCarved, which were previously owned by CJC Holdings, Inc., and the operations of Balfour, which were previously owned by L.G. Balfour Company, Inc., were combined through various asset purchase agreements in December 1996. AAC was formed in June 2000 to serve as a holding company for these operations as well as any future acquisitions. In June 2000, we acquired the Taylor Senior Holding Company, the parent company of Taylor Publishing Company (“Taylor”), whose primary business is designing and printing student yearbooks. In July 2002, AAC acquired all the outstanding stock and warrants of Milestone Marketing, a marketer of class rings and other graduation products to the college market. In January 2004, AAC acquired C-B Graduation Announcements, a marketer of graduation products to the college market.  In April 2007, Commemorative Brands, Inc. (“CBI”), a wholly-owned subsidiary of AAC, acquired all of the outstanding stock of BFJ Holdings, Inc. and its wholly owned subsidiary, Powers Embroidery, Inc. (“Powers”). Powers is a producer of quality letter jackets, chenille patches and other school spirit embroidery merchandise.

As fully described under the “Significant Developments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, during the first quarter of fiscal year 2008, we decided to shut down the operations of its achievement publications segment, which produced, marketed and sold publications that recognize the achievements of top students at the high school and college levels, as well as the nation’s most inspiring teachers.  All shutdown activities were substantially complete prior to November 24, 2007 and were fully complete by May 31, 2008.

Basis of Presentation

We present financial information relating to Intermediate Holdings, AAC and its subsidiaries in this discussion and analysis.  Intermediate Holdings owns 100% of the shares of common stock of AAC Holding Corp., which is the holder of 100% of the shares of common stock of AAC.

Other than debt obligations, cash, interest expense related to the debt obligations, amortization of deferred financing costs, interest income on cash balances, and the related income taxes, all other assets, liabilities, income, expenses and cash flows presented for all periods represent those of Intermediate Holdings’ wholly-owned indirect subsidiary AAC and the direct and indirect subsidiaries of AAC. Intermediate Holdings’ only direct subsidiary is AAC Holding Corp., whose sole asset is the stock of AAC. AAC and Intermediate Holdings are treated as entities under common control.

We use a 52/53-week fiscal year ending on the last Saturday of August.

Critical Accounting Policies

As of May 30, 2009, there have been no significant changes with regard to the critical accounting policies disclosed in our Annual Reports on Form 10-K for the year ended August 30, 2008.  The policies disclosed included allowance for product returns, allowance for doubtful accounts and reserve on independent sales representative advances, goodwill and other intangible assets, long-lived tangible and intangible assets with definite lives, revenue recognition and income taxes.

Significant Developments

Amendment of Senior Secured Credit Facilities. As described in Note 6 in the Notes to Condensed Consolidated Financial Statements, on May 20, 2009, we executed an amendment (the “Second Amendment”), to our senior secured credit facility (as amended, the “Amended Senior Credit Facility”). Among other things, the Second Amendment: (i) modified the existing $40 million revolving facility to a $25 million revolving facility available through March 25, 2011 and eliminated incremental facilities of up to $75 million available under the agreement, (ii) increased interest rates, term loan quarterly amortization, and revolving commitment fees paid to lenders, (iii) modified the limitations on restricted payments, dividends or distributions, and permitted acquisitions, and (iv) modified those covenants relating to the maintenance of a maximum leverage ratio and minimum interest coverage ratio to be less restrictive for fiscal quarters beginning August 30, 2009.

In connection with the Second Amendment, we incurred costs totaling $2.5 million, of which $1.1 million was recorded as selling, general and administrative expense during the three months ended May 30, 2009, and $1.4 million is included in other assets and will be amortized over the remaining term of the Amended Senior Credit Facility.

Termination of Gold Consignment Agreement.  On March 4, 2009, we received notice from The Bank of Nova Scotia electing to terminate the First Amended and Restated Agreement for Fee Consignment and Purchase of Gold dated March 25, 2004. The termination is pursuant to a provision in the agreement allowing either party to terminate the agreement upon 60 days written notice without cause. The termination was effective May 5, 2009. We do not anticipate replacing the agreement at this time and instead may use availability under our revolving credit facility as necessary to finance purchases of gold going forward.

Discontinued Operations.  In the first quarter of fiscal 2008, we recorded charges of approximately $5.5 million primarily related to the write-off of the remaining carrying value of tangible and intangible assets of the achievement publications segment and incurred approximately $0.7 million related to contract termination and employee severance costs as a consequence of the decision in October 2007 to shutdown the achievement publications business. These charges are included in loss from discontinued operations for the nine months ended May 31, 2008 in the accompanying condensed consolidated statements of operations.

The results of operations of the achievement publications business are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented.

Parent Holdings Transactions.  The following are transactions of American Achievement Group Holdings Corp. (“Parent Holdings”), the parent company of Intermediate Holdings .  These transactions are not reflected in the accompanying condensed consolidated financial statements and had no impact on our financial position and results of operations, except as specifically referenced below.

•
On December 5, 2008, Parent Holdings and Herff Jones, Inc., together with the equity holders of Parent Holdings, announced that such parties had terminated the proposed transaction pursuant to which Parent Holdings would be sold to Herff Jones, Inc.  Parent Holdings received proceeds in connection with that termination that, after considering transaction related costs incurred by Parent Holdings, amounted to net proceeds of approximately $26.5 million.

•
On February 25, 2009, Parent Holdings repurchased $104.3 million aggregate principal amount of its outstanding 12.75% Senior PIK Notes due October 1, 2012 (the “Parent Holdings Notes”) for an aggregate purchase price of $24.0 million.  This repurchase was funded from the net proceeds received by Parent Holdings in connection with the aforementioned settlement.  For no additional consideration, the sellers of the Parent Holdings Notes, representing a majority in principal amount of the Parent Holdings Notes, consented to a second supplemental indenture (“the Second Supplemental Indenture”), which was entered into on February 25, 2009, by Parent Holdings and the trustee under the indenture.  The Second Supplemental Indenture removed substantially all of the restrictive and reporting covenants set forth in such indenture, as well as certain events of default and related provisions.  Accordingly, Parent Holdings is no longer obligated to file reports with the Securities and Exchange Commission.  As of May 30, 2009 there was approximately $113.1 million aggregate principal amount of Parent Holdings Notes outstanding.

Deferred tax benefits of net operating losses generated by AAC that will be utilized by Parent Holdings in the 2009 consolidated tax return to offset the income generated from the aforementioned settlement and repurchase transactions were transferred from AAC to Parent Holdings in the second quarter of 2009.  This transfer was accounted for as a distribution by AAC to Intermediate Holdings to Parent Holdings which is reflected as a reduction to paid in capital and a reduction of a deferred tax asset at AAC and Intermediate Holdings.

•
On June 4, 2009, Parent Holdings commenced a tender offer to purchase any and all of the outstanding Parent Holdings Notes.  The tender offer will expire at 11:59 p.m., New York City time, on July 17, 2009, unless further extended or earlier terminated.  Parent Holdings intends to fund payment for the notes that are purchased in the tender offer with a combination of one or more of (i) cash borrowed by AAC under the Amended Senior Credit Facility and distributed to Parent Holdings, (ii) proceeds of the sale of new preferred stock by a newly formed subsidiary American Achievement Intermediate Holding Corp. and (iii) cash on hand.  American Achievement Intermediate Holding Corp. is a subsidiary of Parent Holdings and the new parent company of Intermediate Holdings. Any preferred stock issued by American Achievement Intermediate Holding Corp. will be structurally senior to any remaining Parent Holdings Notes.

•
On June 4, 2009, Parent Holdings and American Achievement Intermediate Holding Corp. entered into a Securities Purchase Agreement with the Purchasers party thereto with respect to the issuance of shares of new preferred stock and warrants to purchase Parent Holdings’ common stock.  Certain investors have already deposited proceeds for the issuance of preferred stock into escrow and may deposit additional proceeds in the future.  The Purchase Agreement pursuant to which the new preferred stock will be issued contains restrictions on the ability of American Achievement Intermediate Holding Corp and its subsidiaries, including the Company, to incur additional debt or issue preferred stock; pay dividends or distributions on its capital stock, or redeem or repurchase its capital stock or subordinated debt; make certain investments; enter into sale and leaseback transactions; engage in transactions with affiliates; create liens on assets to secure debt; transfer or sell assets; guarantee debt; restrict dividend or other payments to the issuer; in the case of the issuer, consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries; and engage in unrelated businesses.

Results of Operations

Three Months Ended May 30, 2009 Compared to Three Months Ended May 31, 2008

The following tables set forth selected information for Intermediate Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	Intermediate Holdings
	For the Three	% of	For the Three	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	May 30, 2009	Sales	May 31, 2008	Sales	Change
Net sales	$144,842	100.0%	$157,142	100.0%	$(12,300)
Cost of sales	55,353	38.2%	62,432	39.7%	(7,079)
Gross profit	89,489	61.8%	94,710	60.3%	(5,221)
Selling, general & administrative expenses	44,256	30.6%	50,094	31.9%	(5,838)
Operating income	45,233	31.2%	44,616	28.4%	617
Interest expense, net	7,497	5.2%	8,469	5.4%	(972)
Income from continuing operations before income taxes	37,736	26.0%	36,147	23.0%	1,589
Provision for income taxes	16,574	11.4%	16,846	10.7%	(272)
Income from continuing operations	21,162	14.6%	19,301	12.3%	1,861
Discontinued operations:
Loss from discontinued operations before income taxes	-	-%	(72)	(0.0)%	72
Benefit for income taxes	-	-%	(28)	(0.0)%	28
Loss from discontinued operations	-	-%	(44)	(0.0)%	44
Net income	$21,162	14.6%	$19,257	12.3%	$1,905

	AAC
	For the Three	% of	For the Three	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	May 30, 2009	Sales	May 31, 2008	Sales	Change
Net sales	$144,842	100.0%	$157,142	100.0%	$(12,300)
Cost of sales	55,353	38.2%	62,432	39.7%	(7,079)
Gross profit	89,489	61.8%	94,710	60.3%	(5,221)
Selling, general & administrative expenses	44,256	30.6%	50,094	31.9%	(5,838)
Operating income	45,233	31.2%	44,616	28.4%	617
Interest expense, net	4,022	2.8%	5,022	3.2%	(1,000)
Income from continuing operations before income taxes	41,211	28.4%	39,594	25.2%	1,617
Provision for income taxes	15,969	(11.0)%	16,012	10.2%	(43)
Income from continuing operations	25,242	17.4%	23,582	15.0%	1,660
Discontinued operations:
Loss from discontinued operations before income taxes	-	-%	(72)	(0.0)%	72
Benefit for income taxes	-	-%	(28)	(0.0)%	28
Loss from discontinued operations	-	-%	(44)	(0.0)%	44
Net income	$25,242	17.4%	$23,538	15.0%	$1,704

We use a 52/53 week fiscal year.  Fiscal year 2009 will consist of 52 weeks, whereas fiscal year 2008 consisted of 53 weeks.  The additional week in fiscal year 2008 was included in the third quarter; therefore the three month period ended May 31, 2008 consisted of fourteen weeks as compared to the three month period ended May 30, 2009, which consisted of thirteen weeks.  As a result, the current reporting period reflects one week less of net sales, expenses and operating income as compared to the same period of the prior fiscal year.

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $12.3 million, or 7.8%, to $144.8 million for the three months ended May 30, 2009 from $157.1 million for the three months ended May 31, 2008. The following details the changes in net sales during such periods by business segment.

Class Rings. Net sales decreased $4.7 million to $35.6 million for the three months ended May 30, 2009 from $40.3 million for the three months ended May 31, 2008. The decrease in net sales in class ring sales was primarily a result of lower sales volumes and change in product mix from gold to other metals with lower selling prices due to softness in the economy.

Yearbooks. Net sales decreased $1.4 million to $79.3 million for the three months ended May 30, 2009 from $80.7 million for the three months ended May 31, 2008. The decrease in net sales was primarily the result of lower contract volume and a decrease in the average contract value from the third quarter of fiscal 2008 due to softness in the economy.

Graduation Products. Net sales decreased $4.0 million to $21.6 million for the three months ended May 30, 2009 from $25.6 million for the three months ended May 31, 2008. The decrease in net sales was primarily a result of lower sales volume due to softness in the economy and a result of timing of shipments between the second and third quarters of fiscal 2009 compared to the comparable quarters of fiscal 2008.

Other. Net sales decreased $2.2 million to $8.3 million for the three months ended May 30, 2009 from $10.5 million for the three months ended May 31, 2008. The decrease in net sales was primarily related to a decline in sales of personalized family jewelry and a change in product mix from gold to other metals due to softness in the economy.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 61.8% for the three months ended May 30, 2009, a 1.5 percentage point increase from 60.3% for the three months ended May 31, 2008. Overall, gross profit decreased $5.2 million. The decrease in gross profit was primarily a result of the sales declines and higher cost of gold, partially offset by cost savings from our manufacturing processes and other cost reduction measures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.8 million, or 11.6%, to $44.3 million for the three months ended May 30, 2009 from $50.1 million for the three months ended May 31, 2008. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

Selling and marketing expenses decreased $4.0 million to $34.0 million or 23.5% of net sales, for the three months ended May 30, 2009 from $38.0 million or 24.2% of net sales, for the three months ended May 31, 2008 due to a decrease in commissions as a result of lower sales and due to decreased marketing expenditures.

General and administrative expenses for the three months ended May 30, 2009 were $10.3 million, or 7.1% of net sales, as compared to $12.1 million, or 7.7% of net sales, for the three months ended May 31, 2008. The decrease in general and administrative expenses is a result of reductions in spending including consulting and professional fees, partially offset by expenses incurred to amend our credit facility.

Operating Income.  As a result of the foregoing, operating income was $45.2 million, or 31.2% of net sales, for the three months ended May 30, 2009 as compared with operating income of $44.6 million, or 28.4% of net sales, for the three months ended May 31, 2008.

The class rings segment reported operating income of $6.2 million for the three months ended May 30, 2009 as compared with operating income of $4.8 million for the three months ended May 31, 2008. The yearbooks segment reported operating income of $34.1 million for the three months ended May 30, 2009 as compared with operating income of $33.9 million for the three months ended May 31, 2008. The graduation products segment reported operating income of $4.6 million for the three months ended May 30, 2009 as compared with operating income of $6.0 million for the three months ended May 31, 2008. The other segment reported operating income of $0.3 million for the three months ended May 30, 2009 as compared with an operating loss of $0.1 million for the three months ended May 31, 2008.

Interest Expense, Net. For Intermediate Holdings, net interest expense was $7.5 million for the three months ended May 30, 2009 and $8.5 million for the three months ended May 31, 2008. The average debt outstanding of Intermediate Holdings for the three months ended May 30, 2009 and the three months ended May 31, 2008 was $328 million and $349 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for the three months ended May 30, 2009 and the three months ended May 31, 2008 was 8.4%.

For AAC, net interest expense was $4.0 million for the three months ended May 30, 2009 and $5.0 million for the three months ended May 31, 2008. The average debt outstanding of AAC for the three months ended May 30, 2009 and the three months ended May 31, 2008 was $197 million and $227 million, respectively. The weighted average interest rate on debt outstanding of AAC for the three months ended May 30, 2009 and the three months ended May 31, 2008 was 7.1% and 7.5%, respectively.

Provision for Income Taxes. For the three months ended May 30, 2009 and May 31, 2008, Intermediate Holdings recorded an income tax provision of $16.6 million and $16.8 million, respectively, which represents an effective tax rate of 44% and 47%, respectively. The effective tax rates vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt. Intermediate Holdings’ effective rates for the three months ended May 30, 2009 and May 31, 2008 represent an estimate of the annual federal and state income tax rate.

For the three months ended May 30, 2009 and May 31, 2008, AAC recorded an income tax provision of $16.0 million and $16.0 million, respectively, which represents an effective tax rate of 39% and 40%, respectively.  The effective tax rates vary from the statutory federal rate due to the impact of state income taxes. AAC’s effective rates for the three months ended May 30, 2009 and May 31, 2008 represent an estimate of the annual federal and state income tax rate.

Loss from Discontinued Operations.  As described in “Significant Developments”, the results of operations of the achievement publications business are reported as discontinued operations.  Loss from discontinued operations before income taxes during the three months ended May 31, 2008 was $0.1 million.

Nine Months Ended May 30, 2009 Compared to Nine Months Ended May 31, 2008

The following tables set forth selected information Intermediate Holdings and AAC from our condensed consolidated statements of operations expressed on an actual basis and as a percentage of net sales:

	Intermediate Holdings
	For the Nine	% of	For the Nine	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	May 30, 2009	Sales	May 31, 2008	Sales	Change
Net sales	$250,169	100.0%	$269,710	100.0%	$(19,541)
Cost of sales	105,511	42.2%	114,614	42.5%	(9,103)
Gross profit	144,658	57.8%	155,096	57.5%	(10,438)
Selling, general & administrative expenses	101,775	40.7%	111,184	41.2%	(9,409)
Operating income	42,883	17.1%	43,912	16.3%	(1,029)
Interest expense, net	22,783	9.1%	24,990	9.3%	(2,207)
Income from continuing operations before income taxes	20,100	8.0%	18,922	7.0%	1,178
Provision for income taxes	8,936	3.5%	9,306	3.4%	(370)
Income from continuing operations	11,164	4.5%	9,616	3.6%	1,548
Discontinued operations:
Loss from discontinued operations before income taxes	-	-%	(7,200)	(2.7)%	7,200
Benefit for income taxes	-	-%	(2,815)	(1.0)%	2,815
Loss from discontinued operations	-	-%	(4,385)	(1.7)%	4,385
Net income	$11,164	4.5%	$5,231	1.9%	$5,933

	AAC
	For the Nine	% of	For the Nine	% of
(in thousands)	Months Ended	Net	Months Ended	Net
	May 30, 2009	Sales	May 31, 2008	Sales	Change
Net sales	$250,169	100.0%	$269,710	100.0%	$(19,541)
Cost of sales	105,511	42.2%	114,614	42.5%	(9,103)
Gross profit	144,658	57.8%	155,096	57.5%	(10,438)
Selling, general & administrative expenses	101,775	40.7%	111,184	41.2%	(9,409)
Operating income	42,883	17.1%	43,912	16.3%	(1,029)
Interest expense, net	12,390	4.9%	15,303	5.7%	(2,913)
Income from continuing operations before income taxes	30,493	12.2%	28,609	10.6%	1,884
Provision for income taxes	11,849	4.7%	11,664	4.3%	185
Income from continuing operations	18,644	7.5%	16,945	6.3%	1,699
Discontinued operations:
Loss from discontinued operations before income taxes	-	-%	(7,200)	(2.7)%	7,200
Benefit for income taxes	-	-%	(2,815)	(1.0)%	2,815
Loss from discontinued operations	-	-%	(4,385)	(1.7)%	4,385
Net income	$18,644	7.5%	$12,560	4.7%	$6,084

We use a 52/53 week fiscal year.  Fiscal year 2009 will consist of 52 weeks, whereas fiscal year 2008 consisted of 53 weeks.  The additional week in fiscal year 2008 was included in the third quarter; therefore the nine month period ended May 31, 2008 consisted of forty weeks as compared to the nine month period ended May 30, 2009, which consisted of thirty-nine weeks.  As a result, the current reporting period reflects one week less of net sales, expenses and operating income as compared to the same period of the prior fiscal year.

Net Sales. Net sales consist of product sales and are net of product returns and promotional discounts. Net sales decreased $19.5 million, or 7.2%, to $250.2 million for the nine months ended May 30, 2009 from $269.7 million for the nine months ended May 31, 2008. The following details the changes in net sales during such periods by business segment.

Class Rings. Net sales decreased $10.5 million to $95.4 million for the nine months ended May 30, 2009 from $105.9 million for the nine months ended May 31, 2008. The decrease in net sales in class ring sales was primarily a result of lower sales volumes and change in product mix from gold to other metals with lower selling prices due to softness in the economy, partially offset by an increase in average selling price of college class rings due to an increase in gold prices.

Yearbooks. Net sales decreased $3.2 million to $89.4 million for the nine months ended May 30, 2009 from $92.6 million for the nine months ended May 31, 2008. The decrease in net sales was the result of timing of shipments between the fourth quarter of 2008 and the first quarter of 2009 and a result of softness in the economy.

Graduation Products. Net sales decreased $3.9 million to $40.7 million for the nine months ended May 30, 2009 from $44.6 million for the nine months ended May 31, 2008. The decrease in net sales was primarily the result of lower sales volume and product mix.

Other. Net sales decreased $1.9 million to $24.7 million for the nine months ended May 30, 2009 from $26.6 million for the nine months ended May 31, 2008. The decrease in net sales was primarily related to a decline in sales of personalized family jewelry due to softness in the economy, partially offset by an increase in professional championship rings.

Gross Profit. Gross margin represents gross profit as a percentage of net sales. Gross margin was 57.8% for the nine months ended May 30, 2009, a 0.3 percentage point increase from 57.5% for the nine months ended May 31, 2008. Overall, gross profit decreased $10.4 million. The decrease in gross profit was primarily a result of the sales declines and higher cost of gold, partially offset by cost savings from our manufacturing processes and cost reduction measures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $9.4 million, or 8.5%, to $101.8 million for the nine months ended May 30, 2009 from $111.2 million for the nine months ended May 31, 2008. Included in selling, general and administrative expenses are two sub-categories: selling and marketing expenses and general and administrative expenses.

Selling and marketing expenses decreased $7.0 million to $71.6 million or 28.6% of net sales, for the nine months ended May 30, 2009 from $78.6 million or 29.1% of net sales, for the nine months ended May 31, 2008 due to decreased marketing expenditures and lower commissions, as a result of sales decreases.

General and administrative expenses for the nine months ended May 30, 2009 were $30.2 million, or 12.1% of net sales, as compared to $32.6 million, or 12.1% of net sales, for the nine months ended May 31, 2008. The decrease in general and administrative expenses was primarily the result of decreases in professional fees and consulting fees, partially offset by fees incurred to amend our credit facility.

Operating Income.  As a result of the foregoing, operating income was $42.9 million, or 17.1% of net sales, for the nine months ended May 30, 2009 as compared with operating income of $43.9 million, or 16.3% of net sales, for the nine months ended May 31, 2008.

The class rings segment reported operating income of $11.2 million for the nine months ended May 30, 2009 as compared with operating income of $11.4 million for the nine months ended May 31, 2008. The yearbooks segment reported operating income of $25.5 million for the nine months ended May 30, 2009 as compared with operating income of $25.0 million for the nine months ended May 31, 2008. The graduation products segment reported operating income of $6.6 million for the nine months ended May 30, 2009 as compared with operating income of $8.0 million for the nine months ended May 31, 2008. The other segment reported an operating loss of $0.4 million for the nine months ended May 30, 2009 as compared with operating loss of $0.5 million for the nine months ended May 31, 2008.

Interest Expense, Net. For Intermediate Holdings, net interest expense was $22.8 million for the nine months ended May 30, 2009 and $25.0 million for the nine months ended May 31, 2008. The average debt outstanding of Intermediate Holdings for the nine months ended May 30, 2009 and the nine months ended May 31, 2008 was $342 million and $361 million, respectively. The weighted average interest rate on debt outstanding of Intermediate Holdings for the nine months ended May 30, 2009 and the nine months ended May 31, 2008 was 8.3% and 8.5%, respectively.

For AAC, net interest expense was $12.4 million for the nine months ended May 30, 2009 and $15.3 million for the nine months ended May 31, 2008. The average debt outstanding of AAC for the nine months ended May 30, 2009 and the nine months ended May 31, 2008 was $211 million and $239 million, respectively. The weighted average interest rate on debt outstanding of AAC for the nine months ended May 30, 2009 and the nine months ended May 31, 2008 was 7.1% and 7.6%, respectively.

Provision for Income Taxes. For the nine months ended May 30, 2009 and May 31, 2008, Intermediate Holdings recorded an income tax provision of $8.9 million and $9.3 million, respectively, which represents an effective tax rate of 44% and 49%, respectively. The effective tax rates vary from the statutory federal rate due to the impact of state income taxes and the non-deductibility of a portion of interest on high-yield debt. Intermediate Holdings’ effective rates for the nine months ended May 30, 2009 and May 31, 2008 represent an estimate of the annual federal and state income tax rate.

For the nine months ended May 30, 2009 and May 31, 2008, AAC recorded an income tax provision of $11.8 million and $11.7 million, respectively, which represents an effective tax rate of 39% and 41%, respectively.  The effective tax rates vary from the statutory federal rate due to the impact of state income taxes. AAC’s effective rates for the nine months ended May 30, 2009 and May 31, 2008 represent an estimate of the annual federal and state income tax rate.

Loss from Discontinued Operations.  As described in “Significant Developments”, the results of operations of the achievement publications business are reported as discontinued operations.  Loss from discontinued operations before income taxes during the nine months ended May 31, 2008 was $7.2 million and included charges of $5.5 million primarily related to the write-off of the remaining carrying value of tangible and intangible assets of the achievement publications segment and charges of approximately $0.7 million related to contract termination and employee severance costs.

Liquidity and Capital Resources

Operating Activities. Operating activities for Intermediate Holdings provided $39.5 million of cash for the nine months ended May 30, 2009 compared to cash provided of $46.0 million for the nine months ended May 31, 2008. Operating activities for AAC provided $45.7 million of cash for the nine months ended May 30, 2009 compared to cash provided of $46.0 million for the nine months ended May 31, 2008. The decrease in cash provided by operating activities during fiscal year 2009 compared to fiscal year 2008 was a result of increased working capital, partially offset by lower interest payments. Cash provided by operating activities in fiscal year 2008 was negatively impacted by the losses incurred and higher working capital requirements of the discontinued achievement publications segment.  Cash provided by operating activities in fiscal 2009 for Intermediate Holdings was further reduced by required cash interest payments related to the 10.25% Notes.

Investing Activities.  Capital expenditures for the nine months ended May 30, 2009 were $4.3 million compared to capital expenditures of $11.0 million for the nine months ended May 31, 2008. Capital expenditures during the nine months ended May 30, 2009 are lower than the nine months ended May 31, 2008 mainly due to the purchase of printing presses during fiscal year 2008. Our projected capital expenditures for the entire fiscal year 2009 are expected to be between $6.0 million and $7.0 million.

Financing Activities. During the nine months ended May 30, 2009, cash was used to pay down $28.6 million of the term loan, of which $2.6 million were mandatory payments.  During the nine months ended May 31, 2008, cash was used to pay down $11.4 million of the term loan, of which approximately $0.9 million were mandatory payments and there were net payments under the revolving credit facility of $7.8 million.  During the nine months ended May 30, 2009, AAC paid $6.7 million related to an interest payment on the 10.25% senior discount notes of Intermediate Holdings which is reflected as a cash distribution to Intermediate Holdings.

Capital Resources. We have a significant amount of indebtedness. On May 30, 2009, Intermediate Holdings had total indebtedness of $328.4 million, of which $131.5 million was 10.25% senior discount notes, $150.0 million was 8.25% senior subordinated notes and $46.9 million was indebtedness under the existing senior secured credit facility. The Second Amendment to the Amended Senior Credit Facility modified the availability under the existing revolving facility from $40 million to $25 million and extended the term through March 25, 2011.  We have $23.3 million in available revolving loan borrowings under the Amended Senior Credit Facility as of May 30, 2009.  We are currently in compliance with financial covenants in all of the agreements governing our outstanding indebtedness.

The Second Amendment to the Amended Senior Credit Facility increased the base interest rate and applicable margin on our outstanding term loan effective May 20, 2009.  The interest rate on the term loan was 6.25% at May 30, 2009.

Interest accrued on the 10.25% senior discount notes in the form of an increase in the accreted value of the notes through October 1, 2008. Thereafter, cash interest on the 10.25% senior discount notes accrues and is payable semiannually in arrears on April 1 and October 1 of each year, at a rate of 10.25% per annum.  The initial interest payment of $6.7 million was made on April 1, 2009.  This payment was funded by AAC, and was accounted for as a capital distribution from AAC and reflected as a reduction of AAC’s additional paid-in capital.

At May 30, 2009, Parent Holdings had indebtedness in addition to the indebtedness at Intermediate Holdings and AAC of $120.6 million, of which $113.1 million consisted of the Parent Holdings Notes and $7.5 million consisted of mandatory redeemable series A preferred stock of Parent Holdings.

Interest accrues on the Parent Holdings Notes at 16.75% per annum.  Through April 2011, interest on such notes is payable in the form of additional notes semi-annually in arrears on April 1 and October 1 of each year.  On October 1, 2011 and thereafter, interest will be payable in cash semi-annually in arrears on April 1 and October 1 of each year.  The Parent Holdings Notes mature on October 1, 2012.  At maturity, Parent Holdings is required to repay the notes at a repayment price of 103.188% of the aggregate principal amount thereof, plus accrued and unpaid interest through the maturity date.

The holders of the mandatory redeemable series A preferred stock of Parent Holdings are entitled to receive cumulative dividends at a rate of 14% per annum, when, as and if declared by the board of directors of Parent Holdings.  The redemption obligation for the mandatory redeemable series A preferred stock of Parent Holdings matures in January 2013. Accumulated undeclared dividends at May 30, 2009 totaled $4.4 million.

As described in “Significant Developments” above, on June 4, 2009, Parent Holdings commenced a tender offer to purchase additional outstanding Parent Holdings Notes. Payment for the notes that are purchased in the tender offer may be partially funded with cash borrowed by AAC under the Amended Senior Credit Facility and distributed to Parent Holdings.  The Second Amendment to the Amended Senior Credit Facility allows AAC to make restricted payments to Parent Holdings in an amount not to exceed $15.0 million for the purpose of repayment, redemption or repurchase of indebtedness of Parent Holdings and Intermediate Holdings.  As described in “Significant Developments” above, payment for the notes that are purchased in the tender offer will be partially funded with proceeds of the sale of Series A Preferred Stock of American Achievement Intermediate Holding Corp., a newly formed subsidiary of Parent Holdings.

We expect that cash generated from operating activities and availability under the senior secured credit facility will be our principal sources of liquidity. Due to the current unfavorable economic environment, we expect continued softness in sales for the rest of this year and into next year.  We expect our productivity initiatives and cost containment measures to partially offset the impact of lower sales on our operating income. We expect most of our net operating loss carryforward will be utilized by the end of fiscal year 2009, which will impact our future cash outflows for income taxes.  Based on our current and planned level of operations, we believe our cash flow from operations, available cash on hand and available borrowings under the senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months.

Off Balance-Sheet Obligations

     Gold Consignment Agreement.  On March 25, 2004, we signed the First Amended and Restated Letter Agreement for Fee Consignment and Purchase of Gold with The Bank of Nova Scotia. Under this agreement, we had an ability to have on consignment gold with aggregate value less than or equal to the lowest of: (i) the dollar value of 27,000 troy ounces of gold, (ii) $14.2 million or (iii) a borrowing base, calculated based on a percentage of the gold held at our facilities and other approved locations, as specified by the agreement. Under the terms of this arrangement, we did not own the consigned gold nor did we have risk of loss related to price variance on such inventory until we paid The Bank of Nova Scotia for quantities purchased. Accordingly, we did not reflect the value of consigned gold in our inventory, nor did we reflect the corresponding liability for financial statement purposes.

On March 4, 2009, we received notice from The Bank of Nova Scotia electing to terminate the consignment agreement.  The termination was pursuant to a provision in the agreement allowing either party to terminate the agreement upon 60 days written notice without cause.  The termination was effective May 5, 2009.  We do not anticipate replacing the consignment agreement at this time and instead may use availability under our revolving credit facility to finance purchases of gold going forward.

Letters of Credit.  As of May 30, 2009, and August 30, 2008, we had commitments for $1.7 million and $2.1 million on letters of credit outstanding, respectively.

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of SFAS 165 are effective for us beginning with the fourth quarter of our fiscal year 2009. We do not expect the adoption of the standard to have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for us beginning with our fiscal year 2009. The adoption of the standard did not have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position.   We adopted the recognition and disclosure provisions of SFAS 158 in fiscal 2007. The measurement date provisions of SFAS 158 are effective for us beginning with our fiscal year 2009 and we will use a measurement date as of the end of our fiscal year for our defined benefit postretirement plans in fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for us beginning with our fiscal year 2009.  The standard did not have a material impact on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have exposure to market risk relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments.  The Amended Senior Credit Facility (revolver and term loan) is a variable rate arrangement. The Second Amendment to the Amended Senior Credit Facility provides that the Eurodollar rate used in determining our interest rate shall not be less than 2.0%.  Because current market rates are significantly below this threshold, our exposure to market rate risk is limited at this time.  However, should market rates increase, each quarter point above the 2% threshold would result in a $0.2 million change in annual interest expense, assuming the entire revolving loan was drawn.

Currency Exchange Rate Risk. We purchase the majority of our precious, semi-precious and synthetic stones from a single supplier in Germany. We believe that all of our major competitors purchase their semi-precious stones from this same supplier. Each ten percent change in the Euro exchange rate would result in a $0.5 million annual change in cost of goods sold, assuming stone purchase levels approximate the levels of fiscal 2008.

Gold. Each ten percent change in the price of gold would result in a $3.6 million annual change in cost of goods sold, assuming gold purchase levels approximate the levels in fiscal 2008.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Our management evaluated, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report in enabling us to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  Additionally, our Chief Executive Officer and Chief Financial Officer determined that during our most recent fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

(a)	Exhibits

EXHIBIT
NUMBER	DESIGNATION
3.1	Amended and Restated Certificate of Incorporation of AAC Group Holding Corp. (incorporated by reference to Exhibit 3.1 to AAC Group Holding Corp.’s Form 8-K as filed on January 24, 2006).

3.2	Certificate of Amendment of Certificate of Incorporation of AAC Group Holding Corp., filed with the Delaware Secretary of State on December 28, 2007.

3.3	Certificate of Incorporation of American Achievement Corporation (incorporated by reference to Exhibit 3.1 to American Achievement Corporation’s Form S-4/A as filed on March 14, 2002).

3.4	Certificate of Amendment of Certificate of Incorporation of American Achievement Corporation, filed with the Delaware Secretary of State on December 28, 2007.

10.1
Second Amendment to Credit and Guaranty Agreement dated as of May 20, 2009, by and among American Achievement Corporation, the Guarantors, Goldman Sachs Credit Partners L.P. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to AAC Group Holding Corp.'s Form 8-K as filed on May 21, 2009).

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

Date: July 10, 2009

AAC GROUP HOLDING CORP.
AMERICAN ACHIEVEMENT CORPORATION

By:	/s/ DONALD J. PERCENTI
Donald J. Percenti
CHIEF EXECUTIVE OFFICER
(principal executive officer)

By:	/s/ KRIS G. RADHAKRISHNAN
Kris G. Radhakrishnan
CHIEF FINANCIAL OFFICER
(principal financial officer)

34